Form 10-Q
period 1999-03-31
SKYNET HOLDINGS INC
filed 1999-05-24
CIK 1051066

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------
             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------
             EXCHANGE ACT OF 1934

               For the transition period from ____________  to ___________

                      Commission file number  000-25229
                                              ---------


                             SKYNET HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                    65-1480559
     -------------------------------                    ----------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)



                 343 So. Glasgow Avenue, Inglewood, CA  90301
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (310) 642-7776


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X     No
                            -------     -------

          As of May 17, 1999, the registrant had issued and outstanding 18,935,034 shares of common stock, $.0001 par value per share.

================================================================================

                             SKYNET HOLDINGS, INC.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                     PAGE

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of
        June 30, 1998 and March 31, 1999                                            3

     Condensed Consolidated Statements of Operations for the
     Three and Nine Months Ended March 31, 1998 and 1999                            4

     Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended March 31, 1998 and 1999                                      5

     Notes to Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                             8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                        12

Item 2.   Changes in Securities                                                    12

Item 3.   Defaults Upon Senior Securities                                          12

Item 4.   Submission of Matters to a Vote of Security Holders                      12

Item 5.   Other Information                                                        12

Item 6.   Exhibits and Reports on Form 8-K                                         12

SIGNATURES                                                                         13

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

Item 1 - Financial Statements


                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                 March 31
                                                                            1998*                    1999
                                                                    ------------------       -----------------
                                                                                                 (Unaudited)
Assets
Current assets
 Cash and cash equivalents                                          $      $   337,314       $       2,101,695
 Receivables                                                                 5,657,218               6,763,876
 Prepaid expenses and other                                                     66,430                 574,727
                                                                    ------------------       -----------------

             Total current assets                                            6,060,962               9,440,298

Property and equipment, net                                                    704,296               1,036,371
Intangible and other assets, net                                               120,557               2,060,696
                                                                    ------------------       -----------------

                                                                    $        6,885,815       $      12,537,365
                                                                    ==================       =================
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
 Accounts payable                                                   $        5,560,712       $       4,376,310
 Bank debt (Note 3)                                                            782,012                 955,488
 Other accrued liabilities                                                     107,514               1,300,903
 Accrued payroll                                                               209,368                 542,589
 Accrued income taxes                                                           34,993                 251,891
 Current portion of long-term debt                                             424,619                 146,695
                                                                    ------------------       -----------------

          Total current liabilities                                          7,119,218               7,573,876
                                                                    ------------------       -----------------

Long-term debt, net of current portion                                         452,822                 384,355
                                                                    ------------------       -----------------

Stockholders' Equity (Deficiency)
 Convertible preferred stock, $.0001 par value,
    5,000,000 shares authorized; 2,450,000,
    and 0 shares issued and outstanding
         (liquidation preference $7,000,000)                                       245                       -
 Common stock, $.0001 par value, 50,000,000
  shares authorized; 7,451,000 and 18,903,915
  shares issued and outstanding                                                    745                   1,890
 Additional paid-in capital                                                    402,568               7,178,592
 Foreign currency translation adjustment                                        53,332                   6,843
 Accumulated deficit                                                        (1,143,115)             (2,608,191)
                                                                    ------------------       -----------------

          Total stockholders' equity (deficiency)                             (686,225)              4,579,134
                                                                    ------------------       -----------------

                                                                    $        6,885,815       $      12,537,365
                                                                    ==================       =================

* Derived from audited financial statements

                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended                   Nine months ended
                                                           March 31,                            March 31,
                                              ---------------------------------    --------------------------------
                                                    1998                1999             1998               1999
                                              -------------       -------------    -------------      -------------

Revenues                                      $   7,923,804       $   8,662,087    $  24,105,906      $  25,609,176

Cost of sales                                     4,290,783           5,515,759       14,502,379         15,617,573
                                              -------------       -------------    -------------      -------------

Gross profit                                      3,633,021           3,146,328        9,603,527          9,991,603
                                              -------------       -------------    -------------      -------------

Operating expenses
 Compensation                                     1,787,992           2,079,235        5,184,312          6,077,818
 Occupancy costs                                    136,889             146,949          414,283            424,105
 Communication expense                              152,891             180,506          457,283            556,176
 Other operating expenses                         1,194,161           1,284,326        3,079,343          3,824,742
                                              -------------       -------------    -------------      -------------

Total operating expenses                          3,271,933           3,691,016        9,135,221         10,882,841

Income (loss) from operations                       361,088            (544,688)         468,306           (891,238)

Other expense                                      (113,126)           (160,416)        (371,809)          (569,038)
                                              -------------       -------------    -------------      -------------

Income (loss) before income taxes                   247,962            (705,104)          96,497         (1,460,276)

Income taxes                                        117,110               1,500          133,110             (4,800)
                                              -------------       -------------    -------------      -------------
Net income (loss)                             $     130,852       $    (703,604)   $     (36,613)     $  (1,465,076)
                                              =============       =============    =============      =============

Basic income (loss) per common share          $        0.02       $       (0.04)   $       (0.01)     $       (0.09)
                                              =============       =============    =============      =============
Basic income (loss) per common share                   0.02       $       (0.04)   $       (0.01)     $       (0.09)
                                              =============       =============    =============      =============

Basic weighted average number
   of common shares outstanding                   7,451,500          16,685,922        7,189,897         16,352,761
                                              =============       =============    =============      =============

Diluted weighted average number
   of common shares outstanding                   7,451,500          16,685,922        7,189,897         16,352,761
                                              =============       =============    =============      =============


                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Increase (decrease) in cash and cash equivalents)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                            -------------------------------------
                                                                                   1998                1999
                                                                            -----------------   -----------------
Cash flows from operating activities
 Net loss                                                                   $      (36,613)       $    (1,465,076)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                                 169,636                226,454
 Changes in operating assets and liabilities,
    net of business acquired:
     Receivables                                                                   313,318                (42,682)
     Prepaid expenses and other assets                                            (390,740)              (455,726)
     Accounts payable                                                           (2,126,089)            (1,336,106)
     Accrued expenses and other liabilities                                      1,014,990              1,517,248
                                                                            --------------        ---------------

 Net cash used in operating activities                                          (1,055,498)            (1,555,888)
                                                                            --------------        ---------------
Cash flows from investing activities
 Purchase of property and equipment                                               (136,820)              (111,385)
 Acquisition of business                                                                 -                272,551
 Other                                                                                   -               (330,125)
                                                                            --------------        ---------------

 Net cash used in investing activities                                            (136,820)              (168,959)
                                                                            --------------        ---------------

Cash flows from financing activities
 Proceeds from sale of common stock                                                412,158              2,673,094
 Proceeds from issuance of notes                                                   288,000              1,195,538
 Bank borrowings (repayments)                                                    1,059,034                173,476
 Debt repayments                                                                   (53,915)              (506,391)
                                                                            --------------        ---------------
 Net cash provided by financing activities                                       1,705,277              3,535,717
                                                                            --------------        ---------------
Effect of foreign currency
   translation adjustments                                                        (116,567)               (46,489)
                                                                            --------------        ---------------
Net increase (decrease) in
    cash and cash equivalents                                                      396,392              1,764,381

Cash and cash equivalents,
    beginning of period                                                            322,628                337,314
                                                                            --------------        ---------------
Cash and cash equivalents, end of period                                    $      719,020       $      2,101,695
                                                                            ==============       ================


                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The consolidated financial statements include the accounts of Skynet Holdings, Inc. (the "Company"), its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were condensed and omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998.

     Statements included herein, which are not historical facts, are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, and which are described more fully under the caption "RISK FACTORS" included in the Company's Registration Statement on Form S-1 and which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of operations expected for the full year ending June 30, 1999.

NOTE 2 - ACQUISITIONS

     Fleet Delivery Service

     On March 15, 1999, the Company acquired, for approximately $3.0 million, the operating assets of Nevada Fleet Management, Inc. dba Fleet Delivery Service, a regional courier company. The Company issued 1,479,415 shares of its Common Stock as consideration for the acquisition. The assets acquired include: receivables, delivery vehicles, equipment, refundable deposits, licenses, administrative material and equipment, records and documents, and all personal property used in the operation of the business. The Company also assumed approximately $300,000 in liabilities relating to the acquisition. The Company accounted for the acquisition using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business included in the Company's consolidated financial statements from the closing date of the acquisition. The Company recorded approximately $1.5 million representing the excess of the purchase price over the fair value of the assets acquired (goodwill).

     FOB

     On April 12, 1999, the Company completed the first tier of a scheduled two-tiered acquisition of Freight on Board International Limited, a corporation organized under the laws of the United Kingdom ("FOB"). At the initial closing, the Company purchased 51% of the issued and outstanding shares of FOB for cash in the amount of approximately $680,000; 31,119 shares of Common Stock; and a one (1) year cash earn-out payment in the amount of up to $144,000 based on quarterly revenues of FOB for the one year period following the closing. The Company is scheduled to purchase the remaining 49% of the capital stock of FOB during the third or fourth quarter of 1999. This will occur by virtue of reciprocal put and call features within the acquisition agreement which permits the seller to "put" his shares to the Company commencing July 2, 1999 and terminating December 31, 1999; and the Company to "call" such shares from the seller commencing August 1, 1999 and terminating September 29, 1999. The purchase price for the remaining 49% consists of (i) cash in the amount of approximately $570,000; (ii) 83,067 shares of Common Stock; and (iii) a one year cash earn-out payment in the amount of up to approximately $265,000 based on quarterly revenues of FOB for the one year period following the closing. The cash has been placed in an escrow account pending such acquisition. The Company accounted for the acquisition using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business will be included in the consolidated financial statements from the closing date of the acquisition. The Company recorded approximately $826,000 representing the excess of the purchase price over the fair value of the assets acquired (goodwill).

     Potential Acquisition

     On May 1, 1999 the Company entered into a letter of intent to acquire all of the issued and outstanding shares of capital stock of Pony Express Delivery Services, Inc. ("Pony Express"), an Atlanta based express courier which maintains 100 offices in 22 states. The potential acquisition is subject to the negotiation and execution of a definitive agreement. Thereafter, closing of the acquisition would be further conditioned upon a number of factors including (i) the Company's completion of a satisfactory due diligence review of the business and financial condition of Pony Express; (ii) restructuring the outstanding indebtedness of Pony Express; and (iii) the absence of any material contingent liabilities. The Company has just recently commenced its due diligence of Pony Express and has not made any judgment as to whether it will be in a position to complete the acquisition in the short term, if at all. Accordingly, there can be no assurance that the potential acquisition will be completed.


NOTE 3 - PRIVATE PLACEMENTS

     On December 9, 1998, the Company signed a letter of intent with a Placement Agent for the purpose of offering (the "Offering") up to 2,000,000 shares of Common Stock, par value $.0001 per share (the "Shares"), at a purchase price of $2.00 per Share on a "best efforts, 1,000,000 Shares or none" basis. On February 19 and March 5, 1999, the Company conducted closings with respect to the Private Placement resulting in the issuance of an aggregate of 1,325,500 shares of Common Stock which generated net proceeds of approximately $2,173,000 (after offering costs of approximately $478,000).

     During April of 1999, the Company further completed a private placement through the issuance of an aggregate of 500,890 Units consisting of an aggregate of 2,003,560 Series A Convertible Preferred Stock and warrants to purchase an aggregate of 500,890 shares of Common Stock at an exercise price of $5.00 per share which generated net proceeds (after offering costs of approximately $600,000) of approximately $4,000,000. The Series A Shares are convertible into 2,003,560 shares of Common Stock within two (2) years from the date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Unless the context otherwise requires, the "Company" refers to Skynet Holdings, Inc. and its wholly owned subsidiaries. The Company is a full service provider of international transportation delivery services operating primarily as an express courier for time sensitive documents and packages. These services are formulated on a customized basis to meet the special needs of a diverse international customer base. The Company provides these services through Company owned offices as well as through a global network of over 1,000 offices which are independently owned and operated in over 100 countries.

     On October 14, 1998, Skynet Nevada merged (the "Merger") with and into EPL Resources (Delaware) Corp., a Delaware corporation ("EPLR"), in a share exchange transaction. Upon completion of the Merger, the combined companies changed their name to "Skynet Holdings, Inc.", a Delaware corporation. Prior to the Merger, EPLR was an inactive company whose shares were eligible for quotation on the OTC Electronic Bulletin Board. Since the former stockholders of Skynet Nevada acquired a controlling interest in EPLR in the Merger, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Skynet Nevada is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Skynet Nevada, rather than an acquisition by EPLR.

Results of Operations

     Revenues. Revenues for the nine months ended March 31, 1999 amounted to $25,609,176 compared to $24,105,906 for the nine months ended March 31, 1998, an increase of 6.2%. Revenues for the three months ended March 31, 1999 amounted to $8,662,087 compared to $7,923,804 for the three months ended March 31, 1998, an increase of 9.3%. The increase in revenues in both periods primarily resulted from to higher volume including mix of services selected by customers, including $630,000 resulting from the Fleet acquisition, which occurred on March 15, 1999.

     Cost of sales. Cost of sales for the nine months ended March 31, 1999 amounted to $15,617,573 compared to $14,502,379 for the nine months ended March 31, 1998. As a percentage of sales, such costs amounted to 61.0% for the nine months ended December 31, 1998 compared to 60.2% for the corresponding period of the prior year. The percentage increase for the nine months ended March 31, 1999, resulted primarily from the acquisition of Fleet, partially offset by the elimination during fiscal 1998 of marginal business and improved rates received for existing business from carriers utilized by the Company. Cost of sales for the three months ended March 31, 1999 amounted to $5,515,759 compared to $4,290,783 for the three months ended March 31, 1998. As a percentage of sales, such costs amounted to 63.7% for the three months ended March 31, 1999 compared to 54.2% for the corresponding period of the prior year The increase for the three months ended March 31, 1999, resulted primarily from the acquisition of Fleet and higher rates paid to other carriers.

     Operating Expenses. Compensation and compensation related costs increased from $1,787,992 to $2,079,235, or by 16.3 % and from $5,184,312 to $6,077,818, or by 17.2% for the three and nine months ended March 31, 1999 compared to the corresponding periods of the prior year. As a percentage of sales, compensation costs increased to 24.0% and 23.7% during the three and nine months ended March 31, 1999 as compared to 22.6% and 21.5% for the corresponding periods of the prior year. $412,786 of the increase for the nine months ended March 31, 1999 and $141,259 for the three months ended March 31, 1999 relates to the addition of senior level management personnel. The remainder of the increase principally relates to additional staff level personnel.

     Occupancy costs increased to $146,949 and $424,105 for the three and nine months ended March 31, 1999 compared to $136,889 and $414,283 during the prior year. Occupancy costs as a percentage of sales remained constant during both periods. Communication expense amounted to $180,506 and $556,176 during the three and nine months ended March 31, 1999 as compared to $152,891 and $457,283 for the corresponding period of the prior year. The increase in communication expense relates to the move during the prior year into larger facilities and the creation of a corporate management team.

     Other operating expenses for the three and nine months ended March 31,
1999 amounted to $1,284,326 and $3,824,742 compared to $1,194,161 and $3,079,343 for the three and nine months ended March 31, 1998. The increase for the nine months ended March 31, 1999 resulted from higher legal and professional costs of approximately $100,000, including $50,000 relating to the Merger that was completed on October 14, 1998, increased audit fees of $70,000, increased travel and related costs of approximately $253,000 partially offset by reductions in
other operating expenses.   The increase for the three months ended March 31,
1999 was primarily due to increased travel and related costs.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables generated from accounts in the United Kingdom, which are less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate plus 2.25% (10.0% at June 30, 1998). Borrowings under the agreement amounted to $782,012 at June 30, 1998 and $955,488 at March 31, 1999.

     Total cash and cash equivalents at March 31, 1999 amounted to $2,101,695.

     Net cash used in operating activities during the nine months ended March 31, 1998 and 1999 amounted to $1,055,498 and $1,555,888. The increase during the nine months ended March 31, 1999 primarily results from the increase in net loss for the period.

     Net cash used in investing activities, primarily the acquisition of property and equipment, amounted to $136,820, and $168,959 during the nine months ended March 31, 1998 and 1999. Included in investing activities for the nine months ended March 31, 1999 was $272,551 received in connection with the Fleet acquisition.

     Net cash provided by financing activities during the nine months ended March 31, 1998 and 1999 amounted to $1,705,277 and $3,535,717. The increase during the nine months ended March 31, 1999 resulted from net proceeds of $2,873,094 from the sale of the Company's common stock, increased bank borrowings of $173,476, and proceeds from short term borrowings of $1,195,538, partially offset by repayments of long-term debt of $506,391.

     At June 30, 1998 and March 31, 1999, management provided 100% valuation allowances amounting to approximately $722,000 against the net deferred tax asset represented by its net operating loss carry forwards due to the indeterminate nature of the Company's ability to realize this deferred asset.
On December 1, 1998, the Company enhanced its liquidity through the repayment of an aggregate of $1,145,000 of outstanding indebtedness through the issuance of 572,500 shares of Common Stock. The Company further enhanced its liquidity through two (2) private placements of equity securities resulting in net proceeds to the Company of approximately $6,210,000. See Capital Resources below.

     Capital Resources

     On March 5, 1999, the Company completed a private placement resulting in the issuance of an aggregate of 1,325,500 shares of Common Stock which generated net proceeds (after offering costs of approximately $478,000) of approximately $2,173,000. During April of 1999, the Company further enhanced its liquidity through the issuance of an aggregate of 422,556 Units consisting of an aggregate of 2,003,560 Series A Shares and warrants to purchase an aggregate of 422,556 shares of Common Stock at an exercise price of $5.00 per share which generated net proceeds (after offering costs of approximately $600,000) of approximately $4,000,000. The Company intends to use the net proceeds of these offerings for general working capital and general corporate purposes, primarily to finance the Company's business plan, which includes an acquisition and consolidation strategy, and to upgrade the Company's information technology.

     The Company anticipates incurring capital expenditures in the amount of between $150,000 and $200,000 during the quarter ending June 30,1999 in connection with the upgrade of the Company's existing information technology. This represents the initial software development and installation costs as well as the additional hardware needed to effectively implement and operate the proposed new system. The Company anticipates incurring additional capital expenditures of $570,000 during the quarter ending September 30, 1999 in connection with the completion of the second tier of the acquisition of the remaining 49% of the issued and outstanding shares of capital stock of FOB. In this regard, the Company has placed these funds into escrow to secure this obligation.

     On May 1, 1999 the Company entered into a preliminary agreement to acquire all of the issued and outstanding shares of capital stock of Pony Express Delivery Services, Inc. ("Pony Express"), an Atlanta based express courier which maintains 100 offices in 22 states. In connection with the preliminary agreement, the Company advanced $1,000,000 (the "Advance") to Pony Express. The Advance is secured by a second lien on all assets owned by Pony Express.

     The potential acquisition is subject to the negotiation and execution of a binding definitive agreement. Thereafter, closing of the acquisition would be further conditioned upon a number of factors including (i) the Company's completion of a satisfactory due diligence review of the business and financial condition of Pony Express; (ii) restructuring the outstanding indebtedness of Pony Express; and (iii) the absence of any material contingent liabilities. The Company has just recently commenced its due diligence of Pony Express and has not made any judgment as to whether it will be in a position to complete the acquisition in the short term, if at all. Accordingly, there can be no assurance that the potential acquisition will be completed. As of May 19, 1999, the Company is uncertain as to whether this acquisition is probable of occurrence.

     In the event the acquisition is not completed, the Advance, together with accrued interest at a rate of 10% per annum, is due and payable on the earlier of (i) six (6) months after the termination of the preliminary agreement or definitive agreement, as applicable; or (ii) December 31, 1999. Based on unaudited financial information provided to the Company, management believes that during the past several years Pony Express has incurred substantial operating losses and presently has a capital deficit of in excess of $8 million. If the acquisition is completed, the Company anticipates that, during the twelve
(12) month period following closing, it will be caused to provide funding to Pony Express to cover working capital requirements, fund operating losses and reduce existing bank indebtedness. Based upon current estimates, the Company believes that it will be caused to advance between $2.5 and $7.5 million. The Company's present capital resources are not sufficient to meet these needs on a short-term or longer-term basis. Accordingly, the Company will be required to secure additional funding either through incurring indebtedness or through the sale of equity securities.

     Management believes that with the completion of the private placement transactions described above, the Company's existing capital resources will be sufficient to fund its operations during the next twelve (12) months. The Company intends to pursue an aggressive acquisition strategy. This may involve acquiring target companies for cash, indebtedness, newly issued securities, or a combination thereof. The Company will likely require additional operating capital in order to finance any acquisitions that involve material cash components. In addition, the Company will likely require additional capital to finance the continued growth of the Company, to the extent its acquisition strategy is successful. The Company may seek additional funds from public or private offerings of debt or equity securities or from bank-financing facilities to the extent available to the Company.

     Included in the Company's consolidated balance sheets at June 30, 1998 and 1997 and March 31, 1999 are the net assets (liabilities) of the Company's United Kingdom subsidiary of approximately $410,000, and $148,000 and the Company's Australian subsidiary of approximately $212,000 and $230,000 and for the same periods.

Year 2000 Issues

     The Company is currently addressing Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed within the next 5 months and believes that its level of preparedness is appropriate.

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.  Legal Proceedings.

         The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. As of the date of this Report, management believes that there are no legal proceedings pending, the adverse resolution of which is expected to have a material adverse financial impact on the Company's consolidated financial position.

Item 2.  Changes in Securities.

         On February 19 and March 5, 1999, the Company issued an aggregate of 1,325,500 shares of Common Stock raising gross proceeds of $2,651,000. Puglisi Howells & Co., a registered/broker dealer, acted as placement agent to the Company pursuant to which it received sales commissions and non-accountable expenses equal to $265,100. The securities were issued to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              27.1 Financial Data Schedule.

         (b)  Reports on Form 8-K

              None

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SKYNET HOLDINGS, INC.



Date:  May 20, 1999                       /s/ Vjekoslav Nizic
                                          ------------------------
                                          Vjekoslav Nizic
                                          Chief Executive Officer



Date: May 20, 1999                        /s/ Martin G Paravato
                                          ------------------------
                                          Martin G. Paravato
                                          Chief Financial Officer