Form 10-K
period 1999-06-30
SKYNET HOLDINGS INC
filed 1999-12-15
CIK 1051066

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
           EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                      OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to_____

                        Commission file number: 0-25229

                             SKYNET HOLDINGS, INC.
            (Exact name of Registrant as specified in its charter)

             Delaware                                        65-1480559
             --------                                        ----------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                          Identification #)

               6165 Barfield Road, Suite 200, Atlanta, GA 30328
               ------------------------------------------------
             (Address of principal executive office)   (Zip Code)

      Registrant's telephone number, including area code: (404) 847-3120

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 par value
                        ------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of December 9, 1999, 19,774,857 shares of Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of December 9, 1999, was approximately $73.5 million based on the closing price of $7.8125 per share on that date on the OTC Electronic Bulletin Board. All directors and officers and more than 5% stockholders of Registrant are deemed "affiliates" of Registrant for the purpose of calculating such aggregate market value. Registrant, however, does not represent that such persons, or any of them, would be deemed "affiliates" of Registrant for any other purpose under the Securities Exchange Act of 1934 or the Securities Act of 1933.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I

ITEM 1.  BUSINESS

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The forward-looking statements included in this Report speak only as of the date hereof.

GENERAL DEVELOPMENT OF BUSINESS

     Skynet Holdings, Inc. and its subsidiaries (the "Company") provides full-service domestic and international transportation delivery services operating primarily as an express courier for time sensitive documents and packages. The Company's primary operations are conducted in the United States, United Kingdom and Australia.

     In its domestic operations, the Company generally carries out all phases of the delivery process other than long-haul or air transportation of packages and cargo, for which functions the Company relies on third-party transportation providers. The Company's domestic operations currently operates from 93 locations in 23 states.

     In its international operations, unlike most nationally and internationally recognized express couriers, the Company does not carry out all phases of the delivery process. Instead, the Company utilizes available cargo space on commercial passenger and cargo aircraft when necessary and makes international deliveries through a global alliance of independent couriers with over 1000 offices in over 100 countries throughout Europe, Asia, North and South America, Africa and Australia. The Company and these independent couriers comprise the SkyNet Worldwide Express Network (the "SkyNet Network" or "Network") and operate under the name "SkyNet Worldwide Express" or "SkyNet". Each member of the SkyNet Network is linked together by the SkyCom 2000 system, the Company's computerized tracking and billing information system which tracks each package handled through the SkyNet Network from initial pick-up to final delivery.

     The Company's long-term goal is to become a recognized provider of express delivery and logistics services throughout the world. The Company plans to achieve its objective through implementation of a three-fold business strategy involving strategic acquisitions within its industry, consolidation with key Network Members and focus on internal growth and increased operating efficiencies.

     The Company operates through its wholly-owned subsidiaries identified below as well as through the SkyNet Network:

     .  PONY Express Delivery Services, Inc., a Delaware corporation ("PONY")

     .  Fleet Acquisition Corp., a Nevada corporation, ("Fleet")

     .  Sky International Limited, a United Kingdom corporation ("SIL")

     . SkyNet Worldwide Express Pty Ltd., a New South Wales, Australia corporation ("SWEPL")

     .  DPE International, Ltd., a Delaware corporation ("DPE")

     .  Skynet, Inc., a New York corporation

     The Company's revenues are primarily derived from retail customers and not Network Members. Revenues derived from Network Members relate primarily to charges for use of the Company's SkyCom 2000 system and to a lesser extent on linehaul charges for packages, generated by Network Members, which pass through the Company's hubs.

     The Company's operations were originally consolidated under Skynet Holdings, Inc., a Nevada corporation and predecessor to the Company ("Skynet Nevada"). The consolidation occurred on October 1, 1997 when Skynet Nevada acquired the stock of four companies pursuant to a share exchange agreement with the shareholders of SIL, SWEPL, and DPE. This resulted in Skynet Nevada owning and operating the principal distribution hubs of the Network and operating the SkyCom proprietary computerized tracking and billing system. Thereafter, the Company became publicly held by virtue of a merger on October 14, 1998 (the "Merger") with EPL Resources (Delaware) Corp., a Delaware corporation ("EPLR"). Prior to the Merger, EPLR was an inactive company whose shares were eligible for quotation on the OTC Electronic Bulletin Board. Since the former stockholders of Skynet Nevada acquired a controlling interest in EPLR in the Merger, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Skynet Nevada is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Skynet Nevada, rather than an acquisition by EPLR. Upon completion of the Merger, the combined companies changed their name to "Skynet Holdings, Inc.", a Delaware corporation.

GEOGRAPHIC INFORMATION

     The Company operates in one principal industry segment: the delivery of time sensitive documents and packages. A summary of the Company's geographic information is presented below:

                                        United            United
                                        States            Kingdom         Australia        Other           Total
                                   --------------------------------------------------------------------------------
Net sales to customers         1999   $13,017,877       $22,390,015       $5,506,507      $ 96,898      $41,011,297
                               1998     5,962,396        21,250,613        4,625,910             -       31,838,919
                               1997     7,597,883        24,079,365        4,474,515             -       36,151,763

Operating income (loss)        1999    (3,057,591)         (653,865)         382,859       (75,704)      (3,404,301)
                               1998      (384,849)          630,936          334,890             -          580,977
                               1997       107,664          (381,347)         244,176             -          (29,507)

Identifiable assets            1999    40,095,998         2,947,058        1,205,965       266,140       44,515,161
                               1998       882,250         5,066,925          936,640             -        6,885,815
                               1997       918,546         6,199,922          985,603             -        8,104,071

INDUSTRY OVERVIEW

     According to industry data compiled by Triangle Management Services Ltd., a United Kingdom based consulting company to the global express and freight industries, the estimated size of the world international express delivery market (one of the markets in which the Company competes) is approximately $14 billion, the estimated aggregate size of the world's domestic express markets is approximately $55 billion, and in 1997, the global international market grew at an estimated annual rate of 12% while the various domestic markets grew at an average of approximately 6%. In its recently published 1998-1999 World Air Cargo Forecast, Boeing reported that the international express delivery market currently accounts for 6% of the world air cargo market, is experiencing rapid growth and by 2017 is expected to approach 40% of the total market.

     Domestic Express Courier Segment; Same-Day; Regional; and Freight Forwarding Segments

     The next-day and two-day express courier industry in the United States is dominated by much larger competitors such as United Parcel Service, Inc. ("UPS") and FDX Corp.'s Federal Express Division ("FedEx"). This service often consists of picking up packages directly from customers and unless the destination is in or around one of the Company's domestic stations, forwarding them via other domestic couriers, typically at lower wholesale rates, to their ultimate destination. With its recent acquisitions of PONY and Fleet, an increasing percentage of the Company's domestic operations are conducted in this way. In areas where the Company does not have a Company-owned service location, the Company will pick-up packages directly from customers and forward them through other domestic couriers, typically at lower wholesale rates, for delivery to the ultimate domestic location.

     The same-day freight forwarding, regional express courier and international segments of the industry are currently undergoing substantial growth and consolidation. Management of the Company believes that several factors are driving this growth and consolidation. First, commercial and industrial companies are continuing to follow the trend of concentrating on their core business by outsourcing non-core activities. Second, the significant growth in catalogue and at-home shopping, electronic commerce and modern inventory management systems, which focus more and more on just-in-time delivery, requires customized and reliable express delivery services. Management believes that these trends will increase the demand for specialized time-certain deliveries and provide significant opportunities for the Company to expand its business both internally and through strategic acquisitions of same-day, regional and international express delivery companies.

     International Express Courier

     Historically, the Company's principal operations were conducted overseas, with 68% of the Company's revenues during the fiscal year ended June 30, 1999 being generated from deliveries outside of the United States. However, with the Company's acquisition of PONY in June of 1999, future operating results are expected to reflect that a majority (approximately 80%) of the Company's revenue will result from United States operations.

     The same-day, regional, freight forwarding and international segments of the courier services business are more fragmented and served by thousands of smaller companies. Although major corporations such as DHL, FedEx and UPS have substantial worldwide operations, the international express courier business is also served by many smaller independent operators. These markets are more fragmented and demand more specialized services than the domestic next day delivery market. The Company participates and competes in these markets. Through Company owned-stations and the SkyNet Network, the Company serves the specialized delivery needs of corporate and small business customers in a retail environment. The Company has also significantly increased the amount of same-day freight forwarding and regional express courier services performed for customers as a result of the recent acquisition of PONY.

OVERVIEW OF BUSINESS

     The Company is a single-source provider of global transportation delivery and logistic services to a diverse domestic and international customer base. These services consist of the following:

     . Time-certain deliveries of documents and packages within 24-48 hours of pick-up to domestic and, to a lesser extent, international locations.

     . Next-flight-out services for same day expedited deliveries of the most time-sensitive documents and packages.

     .  Local ground transport of hand-deliveries.

     . Freight forwarding services for manufacturing and distribution companies in the United States and overseas.

     . Bulk shipment or "remailing" of mass mailing materials produced in one country for distribution in another country.

     . Global logistics services with respect to inventory management for manufacturing and distribution companies.

     Rather than focusing on particular segments of the industry and offering standardized services based on rigid pick-up and delivery times, the Company designs and markets its services to meet the specific needs of its customers. The variable cost, low overhead structure of the Company's current operations provides the Company with the flexibility to provide such customized services. For example, the Company utilizes excess cargo space on commercial aircraft rather than operating its own fleet, and through the Skynet Network, enjoys a global presence without incurring the cost of maintaining its own offices in most locations. As a result, the Company has access to a greater number of aircraft with a wider range of scheduled departures. This allows the Company to provide services tailored to any number of specific customer requests.

     Operations of Subsidiaries

          Domestic Subsidiaries

     PONY, acquired in June of 1999, is the Company's largest subsidiary and operates from 90 locations in 22 states. PONY provides same-day and overnight services for over 8,000 customers in various industries, including financial services, pharmaceutical distribution and retail.

     DPE, formed in 1984, maintains offices in Los Angeles and San Francisco, California. Los Angeles serves as the hub for deliveries throughout the western United States, Canada and parts of the Far East.

     Skynet, Inc. formed in 1991, maintains an office in Jamaica, New York and operates as the hub for the Company's New York operations and for deliveries throughout the eastern United States and Canada.

     Fleet, a regional express delivery and courier system, acquired in March 1999, is headquartered in Las Vegas, Nevada and serves as the hub for regional same-day and overnight deliveries throughout several western states, principally to the banking industry.

          International Subsidiaries

     SIL, formed in 1974, maintains offices in London, Manchester, Bristol and Birmingham, England, and acts as the European hub of the Network. SIL makes deliveries on behalf of the Network throughout the United Kingdom and provides same-day courier services in select regions of the United Kingdom.

     SWEPL, formed in 1984, conducts operations in Sydney, Melbourne and Brisbane, Australia and acts as a hub for the Pacific Rim operations of the Network.

          Other International Investments

     On April 12, 1999, the Company completed the first tier of a scheduled two-tiered acquisition of Freight on Board International Limited, a corporation organized under the laws of the United Kingdom ("FOB"). The Company purchased the remaining 49% during the first week of July 1999. In July 1999, the Company was informed that an administrative receiver had been appointed for FOB's largest customer. The receivable from this customer as of June 30, 1999 amounted to approximately $1.25 million. As a result, FOB was unable to meet its own obligations and a liquidator was appointed for FOB. See "Business Strategy - Acquisition Strategy - Recent Acquisitions" below.

     International Operations and the SkyNet Network

     Most express delivery companies, including UPS, FedEx and the Company's domestic delivery operations (except to the extent such services would require long-haul or air transportation, which services would be provided by third parties), seek to carry out all phases of the delivery process by using directly owned offices, facilities and equipment. By contrast, the Company utilizes the SkyNet Network to effect the delivery of the vast majority of packages delivered under the SkyNet name to international locations. As described above, the Network is comprised of the Company's domestic and international subsidiaries and independently-owned and operated courier services located in some 1,000 cities in over 100 countries throughout the world operating generally under the names "SkyNet" or "SkyNet Worldwide Express."

     SkyNet Network members ("Members") provide delivery of packages to destinations in their region, which originate from other Network Members. In exchange for providing delivery services, each Member receives delivery of its packages by other Network Members in their respective regions. Payment, if any, for deliveries by Network Members is dependent upon the number of packages delivered as compared to the number of packages generated by each Network Member. Established high volume Network Members have historically achieved a balance between packages delivered and packages generated for delivery by other Network Members. Accordingly, no payments are made by or to such Members or to or from the Company or any other Network Member for such deliveries. Network Members who experience a significant difference between packages delivered and packages generated for delivery by other Network Members participate in a cost recovery system whereby they receive payments from the Company or other Network Members for providing such delivery services. Any transfer fee imposed by a hub operator for the transport of packages from one country to another is borne by the Member who originally generated the shipment.

     Each package generated by a Network Member is entered into and tracked from pick-up to delivery by the SkyCom 2000 system which charges Network Members a fee for each shipment. In short, through its subsidiaries and the SkyCom 2000 system, the Company forms the core of an extensive group of independent delivery companies in different parts of the world, which operate under a common brand name and deliver each other's packages from airport-to-door.

     The Network is an alliance of delivery professionals. In fact, most Network Members are bound not by a formal licensing agreement, but rather by mutual opportunity and need. Although management of the Company is currently evaluating the merits of creating a more formalized arrangement, it believes that the absence of contractual obligations between the Company and the vast majority of the Network Members will not have an adverse effect on the Company's operations even though there can be no assurance that Network Members will not enter into exclusive or non-exclusive arrangements with competitive networks offering greater benefits or lower costs. This belief is based, in part, on the fact that many of the existing couriers are small businesses, which have been operating as Network Members for many years without a written contract. Management believes that these entities may resist entering into a more formalized arrangement. In addition, management continues to believe that independent couriers receive a number of substantial benefits by being a Network Member and therefore have an economic incentive to remain a Member.

     First and foremost, by gaining access to the Network, independent couriers have the ability to deliver packages to distant locations throughout the world cost-effectively. For example, if a local courier in Turkey needed to deliver a package to Los Angeles, it may incur a minimum airline charge of as much as $70 or more for an individual package. However, by sending the package to the Company's European hub in London where it is consolidated with numerous other packages which are going to the United States or the Far East, the unit cost of transporting that particular package decreases dramatically. This allows the individual Network Member to provide international delivery service to its customers at a more reasonable cost. Second, each member has access to the SkyCom 2000 system. This not only ensures that the package will be tracked throughout the delivery process and will not be delivered without a signature, but also serves as the customs declaration manifest ("Manifest") saving the Member the administrative fees and expenses of preparing its own paper Manifest. All of the above reduce administrative and other costs associated with numerous international transactions in varying currencies and permits independent couriers to offer worldwide delivery services to their customers at competitive rates.

     The SkyCom 2000 System

     The SkyCom 2000 system is the Company's advanced computerized billing and tracking information technology. The SkyCom 2000 system is an Internet-based software program, which provides computerized tracking and billing information for each package delivered through the SkyNet Network. Upon a package being dispatched by a customer, it is given a tracking number and entered into the SkyCom 2000 system by the Member. Tracking information is monitored and updated at various stages of the delivery process.

     Each Network Member has real time access to the SkyCom 2000 system. This allows all Network Members to track the status of any package being delivered through the SkyNet Network at any time. In addition, the SkyCom 2000 system can be accessed through the Company's web site. Larger customers are provided with customized software permitting them to directly access the SkyCom 2000 system. Accordingly, at any point in the delivery process, the Company, any Network Member and any customer is able to determine the exact location of any particular shipment within the Network.

     Management believes that maintaining a state of the art computerized tracking system is an essential component of the Company's operations and provides the framework upon which the Company will attempt to build a larger global distribution system. Management believes that the current SkyCom 2000 system is capable of effectively serving the needs of the Company and the Network Members. The SkyCom 2000 system has recently been upgraded, which included the outsourcing of the ongoing maintenance of the system. The upgrade was designed to achieve the following three objectives:

 . Provide enhanced Internet applications relying on recent technological advances;

 . Provide additional and enhanced services to better fulfill the needs of the SkyNet Network and its customers; and

 . Reduce the Company's dependence on its existing third party licensing arrangements.

     In this regard, the Company retained a qualified technology vendor to: (i) develop a state-of-the-art Company-owned information technology system which will achieve the foregoing objectives; (ii) provide the Company with technology upgrades and new developments; and (iii) manage and operate the system through dedicated qualified personnel provided by the vendor. The vendor completed the upgrade and installed the new system ("SkyCom 2000") in July 1999. In addition to the fixed price for developing the SkyCom 2000 system for the Company, the vendor received an option to purchase 50,000 shares of the Company's Common Stock at $5.00 per share, that vest ratably over three years. As part of the Agreement, the vendor will provide maintenance and developments services, as defined, for a period of five (5) years and receive a monthly maintenance fee of approximately $26,000.

     Current Operations

     The Company is involved in all aspects of the express courier business. With respect to the Fleet and PONY operations, the Company operates a fleet of vehicles that pick-up and deliver time sensitive documents, on a routed basis in select locations in 22 states of the United States. The other aspect of the Company's business consists of the following three distinct components; Pick-up, Line Haul and Delivery.

     Pick-up.  The Company obtains packages for delivery through two primary
     -------
service types: "On-Call" service and "Routed" service. With on-call service, the Company or a Network Member picks up packages from a customer and transports the shipment to one of the Members or the Company's stations.

     The Company's "routed" service is performed where Company vehicles make scheduled pick-up and delivery stops on a pre-set route at regular intervals (e.g., on a daily, twice daily or more frequently). Examples of the Company's routed delivery is where it makes deliveries to and pick-ups from numerous branches of a banking or financial services customer or from multiple locations of a chain drugstore customer. Routed service can be customized to the needs of a particular customer, providing the service the customer needs at the times and in the manner best fulfilling the customer's requirements. Additionally, routed service can be easily modified at the customer's request to add or subtract service locations on short-notice, providing customers with the flexibility they expect in today's rapidly changing delivery market.

     The Company will sometimes perform all of the tasks involved in operating its domestic routed delivery and on-call services, and in other cases it may not. Some Company-owned locations performing routed services will primarily handle packages for only a few of the Company's customers, such as banks or other financial institutions, and the majority of the pick-ups and deliveries for that location will be made in a fairly limited geographic region. Documents and packages delivered through the SkyNet Network are typically picked up by a Company-owned or Network Member van, which transports the parcel to one of the Members or Company's stations. Specifically, Company-owned stations pick-up approximately 25% of the total number of packages delivered through the Network. After packages are picked up, they are sorted by destination and packed into bags for transport. At the time packages are sorted, they are entered onto the SkyCom 2000 system and assigned a tracking number. At the same time, an airway bill is generated based primarily on the weight and to a lesser extent, the destination of the package. For international deliveries, a Manifest is created describing the various documents and packages being sent to a particular location. The Manifest is entered into the SkyCom 2000 system and transmitted electronically to the point of destination so that it can be reviewed and processed prior to the package's arrival. This saves the Company and Members the expense related to preparing a paper Manifest and the communication expense of transmitting it via facsimile.

     Line Haul.  Line Haul refers to the transport of packages from point of
     ---------
origination by ground or air to its city or country of destination. With respect to air transport, the Company does not own or operate any aircraft but rather, utilizes cargo space on commercial passenger and cargo aircraft. In this regard, the Company has established relationships with a number of major international airlines and large air freight companies from which the Company purchases cargo space on an as-needed basis. The rates are typically charged per pound and, depending upon departure times and space availability, are frequently subject to negotiation. Although the Company has historically been able to secure air cargo space as needed and believes its relations with commercial airlines and cargo carriers are good, it has no contractual rights with respect to the acquisition of cargo space and no assurance can be given that it will continue to be in a position to secure such space in the future.

     The Company believes this system is superior to the capital-intensive alternative of owning, operating and maintaining its own fleet of aircraft. In order to most efficiently operate an air fleet, couriers such as FedEx must ensure that each aircraft is filled to capacity. To best achieve this objective, FedEx maintains a rigid departure schedule; typically one departure each evening from each city in which it operates. By utilizing commercial aircraft, the Company has access to many more destinations and departure times. This provides the Company with the flexibility to provide next-flight-out services for the fastest delivery of time sensitive documents and the ability to more effectively meet special customer needs.

     With respect to ground transport, the Company operates ground transportation services at its stations for pick-up and consolidation of packages at such locations. Some of these services are performed on a "routed" basis (i.e. scheduled route) while others are on an "on-call" basis.

     Delivery.  Upon reaching its destination, international packages are sorted
     --------
and released in accordance with the Manifest. All non-documents must be cleared by a customs agent. In this regard, the Company utilizes the services of a customs broker to manage the release of packages within the Network. Upon packages being released from the airport, they are sorted at a Company or a Network Member-owned station. Documents and packages are then delivered by truck by the Company or, more often, a Network Member. Specifically, during the year ended June 30, 1999, Company owned stations delivered approximately 20% of the total number of packages delivered through the Network. This ensures, to the best extent possible, that packages reach their intended destination.

     Pricing.  Due to the highly competitive nature of the express courier
     -------
business, competitive pricing is critical to the Company's ability to effectively compete in the market. The Company believes that its variable cost structure permits it to provide quality services at reasonable rates. Pricing is typically based on the weight and the destination of the package. Since the Company and Network Members aggregate large volumes of packages for air cargo shipment, the Company enjoys per unit air transportation costs which are less than some smaller regional couriers. Since it does not maintain its own aircraft, unit costs do not substantially rise or fall with volume fluctuations.

     Customers.  The Company maintains a diverse international customer base and
     ---------
no customer accounts for in excess of 5% of the Company's annual consolidated revenues. The Company's principal customer base can be divided into three (3) distinct categories. First, commercial business enterprises with international offices, customers or distribution centers which utilize the Company's international services. Second, commercial entities based in the United Kingdom or Australia, which are primarily engaged in domestic manufacturing or service businesses with delivery needs to the principal commercial centers of those countries. Third, Network Members that utilize Company stations to process, forward or deliver packages which are generated by Network Members.

     With its recent acquisitions of PONY and Fleet, the Company now has contracts with many of its domestic customers. The terms of these contracts often provide the parties with the ability to terminate the contracts on fairly short notice (30-90 days) in many instances. Other than those contracts and airbills for individual packages, the Company does not have contracts with any of its customers. To date, the Company has not marketed its services on a global basis to any of its customers but is currently considering the benefits of such an approach.

     Seasonality.  Due to the international nature of the Company's business, it
     -----------
is not subject to material seasonal fluctuations. For example, although volume in the United States and Europe decreases in July and August, volume in Australia is substantially higher during these months.

BUSINESS STRATEGY

     The Company's long-term goal is to become a recognized provider of express delivery and logistics services throughout the world. The Company plans to achieve its objective through implementation of a three-fold business strategy involving strategic acquisitions within its industry, consolidation with key Network Members and focus on internal growth and increased operating efficiencies.

     Acquisition Strategy

     The Company intends to pursue an acquisition strategy to enhance its position in its current markets and acquire operations in new markets. The Company will focus its acquisition strategy on candidates that either fit into or complement the Company's current operations. This will include the acquisition of independent local and regional express courier companies in the United States and overseas which can be consolidated into the Company's current operations. It will also include targeting same-day couriers, intra-city couriers and global freight forwarders which can compliment the Company's current operations. For example, the Company could acquire an intra-city courier in a major US or European city or a domestic regional express courier which, although it might not fit precisely within the Company's current operations, could provide the Company with a more efficient delivery system and substantial cross-selling opportunities by offering international delivery services to a new set of customers.

     The Company's present strategy is to (i) acquire additional companies that are intended to supplement the Company's existing market presence as "tuck-in" acquisitions; and (ii) establish a significant presence in new markets or geographic areas through the acquisition of established regional competitors as "platform" acquisitions to be followed by additional "tuck-in" acquisitions.

     Platform Acquisitions.  A "platform acquisition" is defined by management
     ---------------------
as one that creates a significant presence for the Company in a new geographic market or market segment. The Company intends, where possible, to make platform acquisitions in targeted markets by acquiring established local and regional express courier companies. In general, the Company intends to retain the management as well as the operating and sales personnel of a platform acquisition in order to maintain continuity of operations and customer service. The Company will seek to increase an acquired company's revenues and improve its profitability by integrating the acquired company into the SkyNet Network. The Company believes that these acquisitions could provide significant cross-selling opportunities by providing international express courier services to existing customers on a cost-effective basis. These acquisitions are also intended to provide a significant market presence from which additional "tuck-in" acquisitions can be undertaken.

     Tuck-In Acquisitions.  A "tuck-in" acquisition will more likely occur in an
     --------------------
existing market, will be smaller than a platform acquisition and will enable the Company to offer additional services or expand into secondary markets within a region already served. In most instances, management believes that the operations acquired by tuck-in acquisitions can be integrated into the Company's existing operations, resulting in the elimination of duplicative overhead and operating costs and ultimately increasing operating margins and/or price competitiveness.

     The Company's acquisition strategy is intended to complement rather than replace the existing SkyNet Network. By focusing on "platform acquisitions" in new markets, the Company is seeking to increase its global presence in order to provide additional points of delivery for the Company and all Network Members. Similarly, "tuck-in" acquisitions are primarily intended to provide additional services or increased presence in existing markets. Although the Company's acquisition strategy will require the Company to directly pick-up and deliver additional packages, the Company will continue to utilize available air cargo space on commercial aircraft for line haul and rely on Network Members for most deliveries in order to minimize fixed overhead costs.

     Recent Acquisitions

     PONY

     On June 17, 1999, the Company acquired all the outstanding shares of capital stock of PONY, a courier delivery service operating in 22 states in the USA with annual revenues of approximately $100 million. The purchase consideration included 600,000 shares of the Company's Common Stock and 848,808 shares of the Company's Series B Convertible Preferred Stock and amounted to $3,722,000 (including acquisition costs of $463,000). The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business are included in the Company's consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $14.7 million.

     Fleet

     On March 15, 1999, the Company acquired the operating assets of Nevada Fleet Management, Inc., a Nevada corporation, d.b.a. Fleet Delivery Service ("Fleet"), a courier delivery service operating in the states of Nevada, Arizona, California, Oregon and Washington. Total purchase consideration amounted to $2,948,000 with the Company issuing 1,423,999 shares of its Common Stock, plus approximately $100,000 in acquisition costs. The assets acquired include accounts receivable, delivery vehicles, equipment, refundable deposits, licenses, administrative material and equipment, records and documents, and all personal property used in the operation of the business. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business are included in the Company's consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $1.8 million.

     FOB

     On April 12, 1999, the Company completed the first tier of a scheduled two-tiered acquisition of FOB. At the initial closing, the Company purchased 51% of the issued and outstanding shares of FOB for cash in the amount of approximately $680,000; 31,119 shares of Common Stock; and a one (1) year cash earn-out payment in the amount of up to $144,000 based on quarterly revenues of FOB for the one year period following the closing. The Company purchased the remaining 49% during the first the week of July 1999 for approximately $570,000 plus 83,067 shares of the Company's Common Stock.

        In July 1999, the Company was informed that an administrative receiver had been appointed for FOB's largest customer. The receivable from this customer as of June 30, 1999 amounted to approximately $1.25 million. As a result, FOB was unable to meet its own obligations and a liquidator was appointed and took control of FOB. Accordingly, the acquisition of FOB was accounted for under the equity method of accounting, since control of FOB was temporary. The Company fully reserved its investment in and advances to FOB in the amount of $1,598,210 as of June 30, 1999.

     Consolidation of Certain Network Members

     The second component of the Company's business strategy is to consolidate, via acquisition, certain of the Network Members. In this regard, the Company intends to focus on acquiring Network Members who have a proven record of generating a large volume of packages for delivery through the SkyNet Network. Management believes this strategy will lead to increased productivity and efficiency and substantially increase revenues by effectively converting certain Network Members into revenue and profit centers for the Company and providing such Network Members with an equity stake in the Company.

     Management believes it can successfully implement its acquisition and consolidation strategy due to the following factors:

     . The highly fragmented composition of certain segments of the express courier industry.

     . The Company's position as a global courier will enable it to offer acquired companies the ability to expand the services provided to their existing customers.

     . The potential for increased profitability by consolidating the administrative functions and package volume of an acquired company with those of the Company and the Network.

     . The extensive industry knowledge and experience of its senior management both in the United States and overseas.

     . The nature of the industry, which is characterized by mature privately-held small businesses whose owners might be receptive to being acquired by a larger corporation.

     To date, although the Company has identified a number of potential acquisition candidates, with the exception of the PONY, Fleet and FOB acquisitions described above, the Company has not consummated any other acquisitions and there can be no assurance that the Company will have the financial or personnel resources to effectuate this strategy.

     Although the Company's capital resources are more limited than most of its larger competitors, the Company plans to accomplish acquisitions principally through the issuance of its securities. The successful implementation of this strategy depends upon the liquidity of the Company's securities which, in turn, is facilitated by having a class of securities which are eligible for public trading. The use of Company securities to facilitate acquisitions will rely to a great extent upon the development and maintenance of an active trading market for the Company's securities. The public trading market for the Company's Common Stock has only recently commenced on a very limited basis. There can be no assurance that a regular trading market will develop or if developed, will be sustained on a long-term basis.

     Internal Growth and Increased Operating Efficiencies

     Although the Network effectively provides the Company with a global presence and international brand identity without incurring the associated costs of owning and operating offices throughout the world, historically, it has not been a significant source of revenue for the Company. Management also believes that there is an imbalance of packages generated versus those delivered by certain Network Members which is not fully covered by the Company's existing cost recovery system and results in unequal monetary benefits and burdens among such Members. Although management does not believe that this has resulted in any material number of Members dropping out of the SkyNet Network, it is currently evaluating this situation in order to provide a more equitable system of distribution. Specifically, management is in the process of creating a clearinghouse and net billing system, which would utilize a system of debits and credits to collect and disburse fees from and to Members in order to equalize the economic benefits among the Members. The Company's upgraded SkyCom 2000 system is being designed to provide such a service. There can be no assurance that current Network Members would remain in the Network if changes in the payment and cost-recovery systems employed by the SkyNet Network resulted in such Members being required to pay some or all of the expense for package deliveries made by other Network Members.

     Management of the Company believes that accurate billing for each package is critical to maintaining both fair pricing to its customers and consistent margins. Since the pricing of an airbill is primarily determined by weight, underestimating weight results in a loss of revenue. This aspect of the Company's operation is largely controlled by Company employees and independent contractors working at stations and hubs. Although management believes that this has not resulted in a material loss of revenue, it continues to believe that dedicated attention to detail by these employees is essential to the efficient operation of the Company.

SALES AND MARKETING

     The Company (including the PONY stations) and SkyNet Network Members engage in direct sales activities to existing customers and prospects within their respective regions. This consists of canvassing targeted markets and intensive follow-up on referrals from existing customers. All sales and marketing is conducted on a local rather than a global basis through the following Company owned and independently owned stations throughout the world:

Company Owned Stations:

United States                                United Kingdom
  Arizona (2)                                  London, England
  California (14)                              Manchester, England
  Colorado (4)                                 Bristol, England
  Florida (7)                                  Birmingham, England
  Georgia (1)
  Idaho (4)
  Illinois (3)                               Australia
  Indiana (5)                                  Sydney, New South Wales
  Iowa (1)                                     Melbourne, Victoria
  Kansas (5)                                   Brisbane, Queensland
  Kentucky (2)
  Minnesota (1)
  Missouri (5)                               Malaysia
  Nebraska (4)                                 Kuala Lumpur
  Nevada (2)
  New York (1)
  New Mexico (1)
  Ohio (3)
  Oregon (4)
  Texas (14)
  Utah (1)
  Washington (8)
  Wisconsin (1)

Stations Independently Owned by Network Members:

 Antigua                      Haiti                      Peru
 Argentina                    Honduras                   Philippines
 Aruba                        Hong Kong                  Portugal
 Austria                      Hungary                    Puerto Rico
 Bahamas                      India                      Reunion Island
 Bahrain                      Indonesia                  Russia
 Barbados                     Iran                       Rwanda
 Belgium                      Ireland                    Scotland
 Belize                       Isle of Man                Singapore
 Bolivia                      Israel                     South Africa
 Botswana                     Italy                      South Korea
 Brazil                       Japan                      Spain
 Brunei                       Jordan                     Sri Lanka
 Canada                       Kenya                      St. Denis
 Cayman Islands               Kuwait                     Swaziland
 Channel Islands              Lebanon                    Sweden
 Czech Republic               Malawi                     Switzerland
 Chile                        Malaysia                   Syria
 China                        Malta                      Taiwan
 Colombia                     Mauritius                  Tanzania
 Costa Rica                   Martinique                 Thailand
 Curacao                      Mexico                     Trinidad
 Cyprus                       Mozambique                 Turkey
 Denmark                      Moresby                    U.A.E.
 Dominican Republic           Namibia                    Uganda
 Egypt                        Nepal                      United States
 El Salvador                  Netherlands                Uruguay
 Ecuador                      New Guinea                 Vanuatu
 Estonia/Lithuania            New Zealand                Venezuela
 Finland                      Nicaragua                  Vietnam
 France                       Norway                     Virgin Islands
 Germany                      Oman                       Western Samoa
 Greece                       Pakistan                   Yemen
 Guatemala                    Panama                     Zambia
 Guernsey                     Paraguay                   Zimbabwe
 Guyana                       Peking

     As management continues to integrate and streamline the operations of the Company, it will focus on implementing a formalized marketing and sales program. At this time, the Company intends to expand its direct sales force rather than engage in any mass marketing or media advertising. The Company believes that direct sales is the most cost effective way to market the Company's specialized delivery and logistics services to its current and future customers.

COMPETITION

     The market for the Company's delivery services is highly competitive. The Company believes that the principal competitive factors in the markets in which it competes is price, followed by reliability, quality and dependability of service. Since the industry is essentially cost-driven, the Company is continually seeking to streamline operations to further reduce costs. Management believes that as it continues to implement its acquisition strategy and integrates certain Network Members, the Company's per unit costs should decrease, which should make the Company more competitive in the marketplace.

     Although many of the Company's current competitors, particularly those in the same-day ground and air delivery market, are small privately held companies, the industry is currently undergoing substantial consolidation. This will likely increase competition as the Company's competitors become larger and better capitalized. In addition, the domestic next-day and second-day express courier market is dominated by large corporations such as UPS and FedEx who have substantially greater market power and financial resources. The international market in which the Company operates is more fragmented.

REGULATION

     The Company's operations are subject to various state and local regulations which require permits and licenses from state authorities. Interstate and intrastate motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation and by state Departments of Transportation. The Company's failure to comply with applicable regulations could result in fines or possible revocation of one or more of the Company's operating licenses, any of which events could have a material adverse effect on the Company. In addition, the Company is also subject to certain Federal Aviation Administration regulations which require the Company to identify the source of all packages placed onto aircraft originating or terminating in the United States.

INTELLECTUAL PROPERTY

     In its domestic operations, the Company operates under the tradenames "Pony Express", "Fleet Delivery Services", "SkyNet" and "SkyNet Worldwide Express". Pony Express is a registered trademark in the United States and several foreign countries, and logos combining the "Pony Express" name and a distinctive "horse and rider" graphic are similarly registered in the United States and several other countries. Pursuant to an Assignment and Coexistence Agreement between Borg-Warner Security Corporation (a prior owner of Pony Express Delivery Services, Inc.) and Mustang Holdings, Inc. (the immediate prior owner of Pony Express Delivery Services, Inc.) dated May 29, 1998, Borg-Warner retained certain rights to use the "Pony Express" name in fields other than the "Transportation Field" (which is defined in the agreement to mean the business of the transportation and storage of money, valuables, documents, packages, parcels and freight). Mustang Holdings, Inc. assigned its rights to the "Pony Express" and the "horse and rider" trademarks to Pony on May 29, 1998.

     The Company also operates under the tradenames "SkyNet" and "SkyNet Worldwide Express". SkyNet is a registered trademark in Australia, which is owned by SWEPL. Both SkyNet and SkyNet Worldwide Express are registered as tradenames in the United Kingdom by SIL. The Company has made trademark applications for SkyNet and SkyNet Worldwide Express with the United States Patent and Trademark Office and with each of the fifty (50) states, which applications have been approved in approximately forty (40) states. With respect to the numerous other countries in which Network Members operate, the Company does not own the equivalent of registered trademarks in these countries. In some cases, the names are owned by Network Members. Management does not believe that failure to own the name in each country will have a material adverse effect on the Company's operation.

EMPLOYEES AND INDEPENDENT CONTRACTORS

     As of September 1, 1999, the Company employed approximately 3,141 people; 2,470 as drivers or messengers, 337 in operations, 262 in sales and administrative positions, and 72 in management. Approximately 2,874 are employed in the United States. PONY is a party to collective bargaining agreements at sixty-two of its locations. The collective bargaining agreements at five of its locations are due to expire on December 31,1999 and four other locations are due to expire on April 30, 2000.

     The Company is otherwise not a party to any collective bargaining agreements, has not experienced any work stoppages and believes its relationship with its employees is considered good.

     As of September 1, 1999, the Company also utilized approximately 231 independent contract drivers. From time to time, federal and state authorities assert that independent contractors in the transportation industry, including those utilized by the Company, are employees, rather than independent contractors. The Company believes that the independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If, as a result of any of the foregoing, the Company were held liable for the acts of its contract drivers or required to pay for and administer added benefits to them, the Company's operating costs would increase.

BUSINESS RISKS

     Our business and the value of our stock is subject to a number of risks. Some of those risks are described elsewhere in this report and certain additional risks are set forth below.

Forward Looking Statements

     The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

     1. On and after December 21, 1999, a group of lenders will have the right to convert their loan to our Common Stock at a rate of $1.00 per share, which is significantly below our historic trading price and which will significantly dilute the position of current holders of our Common Stock, if converted.

     As discussed below in Part II, Item 5 of this report ("Recent Sales of Unregistered Securities"), we entered into a loan transaction on November 9, 1999 with certain lenders who provided us with a loan of $9,000,000. We are required to repay the loan on or before February 9, 2001. The lenders may convert the principal of and interest on the loan into our Common Stock at a rate of $5.00 at any time on or before December 20, 1999. If any portion of the loan remains outstanding on December 21, 1999, the lenders may convert any outstanding portion of the loan into our Common Stock at a rate of $1.00 per share as of that date and thereafter. As of the date of this report, we do not expect to be able to repay fully the loan and, therefore, the loan will be convertible into Common Stock at $1.00 per share. If all of the loan remains unpaid on December 21, 1999, the loan may be converted into 9,000,000 shares of our Common Stock, which if issued, would represent 31.3% of our outstanding Common Stock.

     If all of the loan was converted to Common Stock at $1.00 per share, the interests of existing holders of our Common Stock would be significantly diluted. Also, we have issued previously other securities that are convertible into our Common Stock. Some of the conversion or exercise features of those instruments may be adjusted as a result of our having to issue Common Stock at $1.00 per share. Those adjustments could further dilute the position of current holders of our Common Stock. Finally, we have entered into an agreement with another party that would require us to obtain the prior written consent of the other party to issue our Common Stock at $1.00 per share. We may not be able to obtain the other party's consent to issuing Common Stock at $1.00 per share, which would result in a situation where we might be in default of our agreements with the lenders if we do not issue our Common Stock when they request to convert their loan at $1.00 per share or we would be in default of our obligation to the other party if we issue the Common Stock at $1.00 per share without the other party's consent.

     2.  Our Subsidiaries Have Not Operated as a Single Business Until Recently.
         ----------------------------------------------------------------------
We are the surviving corporation of a merger completed on October 14, 1998 between EPL Resources (Delaware) Corp., a Delaware corporation, and Skynet Nevada. EPLR had been an inactive company prior to the Merger and Skynet Nevada was organized in 1997 to consolidate our operating subsidiaries. Prior to that, each of these companies had been operating as independent separate businesses. More recently, we completed the acquisitions of Fleet on March 15, 1999, FOB on April 12, 1999 and PONY on June 17, 1999. The absence of a combined operating history for a longer period of time may create uncertainty as to whether our operations may be undertaken profitably on a consolidated basis. This may subject an investor's evaluation of our long-term prospects to additional uncertainty.

     3.  We are Losing Money; We Need to Grow to Make Money.  We earned a modest
         --------------------------------------------------
net income from operations during fiscal 1996 and fiscal 1998, and experienced a net loss during fiscal 1997 and fiscal 1999. We attribute this loss to a number of factors, including an increase in the level of corporate overhead associated with the EPLR merger, our anticipated operations as a public company and the development and implementation of our growth strategy. Before we acquired Pony Express, Pony Express had experienced large operating losses for several years. If our combined operations remain at current levels, we believe that operating losses will most likely continue. As a result, our future profitability is likely to depend upon the successful implementation of our business strategy, which primarily relies upon growth through acquisition.

     4.  Execution of Our Acquisition Strategy is Subject to a Number of Risks
         ---------------------------------------------------------------------
and Uncertainties.  One of the central elements of our business strategy is to
-----------------
grow through acquisitions. We may not be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our current operations without substantial costs, delays or other operational or financial problems. Since we just recently commenced this strategy, we do not have a track record in completing such acquisitions or integrating acquired businesses into our operations. In addition, the current consolidation of the express courier, same day delivery and freight forwarding industries will likely result in increased competition for acquisition candidates. This may result in fewer acquisition opportunities available to us as well as higher acquisition prices. Acquisitions also involve a number of risks, including possible adverse effects on our operating results, diversion of our management resources, failure to retain key personnel, risks associated with unanticipated liabilities and amortization of acquired intangible assets.

     These risks could have a material adverse effect on our business, financial condition and results of operations. The performance of a single acquired company could have an adverse effect on our national and international sales and marketing initiatives. In addition, businesses we acquire may not achieve anticipated revenues and earnings. Finally, foreign laws, which restrict foreign investment or impose unduly restrictive regulations, may prevent us from completing acquisitions outside of the United States, United Kingdom or Australia.

     5.  We Need Additional Money and a Liquid Trading Market to Execute our
         -------------------------------------------------------------------
Acquisition Strategy.  We have used, and intend to continue to use, a
--------------------
substantial portion of the proceeds raised through recent sales of our common and preferred stock to finance acquisitions in the short-term. These proceeds may not be sufficient to finance any additional material acquisitions. As a result, we will require additional financing in order to pursue our acquisition strategy beyond the short-term. We intend to obtain this financing through a combination of traditional debt financing and the placement of debt and equity securities. Provided a liquid trading market for our Common Stock develops, we hope to finance some portion of our future acquisitions by using shares of our Common Stock as payment of the purchase price. If our Common Stock does not maintain a sufficient market, or potential acquisition candidates are unwilling to accept our Common Stock as full or partial payment for the sale of their business, we may be required to utilize more of our cash resources. Accordingly, if we do not have sufficient cash resources, our growth could be limited.

     6.  There is a Very Limited Market for our Stock; Our Stock Price will
         ------------------------------------------------------------------
Likely be Volatile.  The public trading market for shares of our Common Stock
------------------
has recently commenced on the OTC Electronic Bulletin Board. However, in view of the very small historical supply of shares eligible for public resale, trading has been extremely limited. We are uncertain as to whether a regular trading market will develop. As a result of the limited market, purchasers of our Common Stock may have difficulty in selling their shares and/or obtaining a satisfactory price.

     Additionally, a large number of shares have recently become available for public trading. The addition of these newly-tradable shares may adversely affect the trading market for our Common Stock. As of the date of this report, there are 19,575,094 outstanding shares of Common Stock, of which approximately 15,500,000 shares are eligible for public trading, subject to limitation imposed by law and contracts entered into by the holders of some of those shares. The trading market for the Common Stock may be adversely effected by the subsequent influx into the market of:

       . 1,325,500 shares issued in a private placement transaction plus 132,550 shares issuable upon exercise of outstanding warrants which we have agreed to register for resale under the Securities Act of 1933, as amended no later than on or about February 19, 2000.

       . 1,479,415 shares issued in connection with our acquisition of Fleet which we have agreed to register for resale under the Securities Act of 1933, as amended, no later than March 15, 2000.

       . 950,000 shares issuable upon the exercise of warrants granted in connection with financing transactions completed in June 1999 which we have agreed to register for resale under the Securities Act of 1933, as amended, no later than January 17, 2000.

       . 1,448,808 shares, comprised of 600,000 shares we have already issued and 848,808 shares which are issuable upon the conversion of the Company's Series B Convertible Preferred Stock, in connection with our acquisition of PONY which we have agreed to register for resale under the Securities Act of 1933, as amended, no later than June 17, 2000.

       . 75,750 shares issued in connection with financing transactions completed in August 1999.

       . 450,000 shares, comprised of 150,000 shares of Common Stock we have already issued and 300,000 shares of Common Stock issuable upon the exercise of warrants granted by the Company, in connection with the extension completed in November 1999 of the maturity of a financing transaction completed in June of 1999, which we have agreed to register for resale under the Securities Act of 1933, as amended, no later than January 17, 2000.

       . 875,000 shares, comprised of 375,000 shares of Common Stock we have already issued and 500,000 shares are issuable upon the exercise of warrants to purchase Common Stock, issued in connection with a financing transaction completed in November of 1999, which we have agreed to register for resale under the Securities Act of 1933, as amended, on the next registration statement we file with the Securities and Exchange Commission.

     This substantial increase in the number of shares available for public sale could result in the price of our Common Stock going down. Until a trading market develops, the market price for our Common Stock is likely to be volatile. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capitalization companies. These market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Common Stock.

     7.  We Will Be Issuing a Substantial Number of Additional Shares.  One of
         ------------------------------------------------------------
the principal elements of our business strategy is to accomplish strategic acquisitions, principally through the issuance of additional shares of our Common Stock as purchase price consideration. This will have the effect of increasing the number of shares of Common Stock outstanding. Under Delaware law, we can issue additional shares without notice to, or approval of, existing stockholders.

     In addition, during November 1998, we adopted a stock option plan which permits us to grant options to purchase shares equal to 10% of our then outstanding shares of Common Stock (currently 1,893,553). As of the date of this report, we have issued options, warrants and convertible preferred stock in the following amounts:

     .  During January and April 1999, we issued 973,600 options under the Plan.

     . In connection with the October 1998 Merger, we issued non-plan options to purchase 1,800,000 shares of Common Stock.

     . During February of 1999, we issued warrants to purchase 132,500 shares of Common Stock.

     . During April of 1999, we issued 2,003,560 shares of our Series A Convertible Preferred Stock which are convertible into 2,003,560 shares of Common Stock within two (2) years from the date of issuance.

     . During April of 1999, we issued warrants to purchase 500,890 shares of Common Stock.

     . During June of 1999, we issued 848,808 shares of our Series B Convertible Preferred Stock, which is convertible into at least 848,808 shares of Common Stock.

     . During June of 1999 we issued warrants to purchase 950,000 shares of Common Stock.

     . During June of 1999, we issued non-plan options to purchase 740,000 shares of Common Stock.

     . During August of 1999, we issued warrants to purchase 75,000 shares of our Common Stock.

     . During November of 1999, we issued warrants to purchase 800,000 shares of our Common Stock and a promissory note that is convertible into between 1,800,000 shares and 9,000,000 shares of our Common Stock.

     The exercise of the options and warrants identified above and the conversion of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into Common Stock will result in the issuance of an additional 10,624,407 shares of Common Stock.

     8.  We Acquired a Company Which Has Lost a Substantial Amount of Money and
         ----------------------------------------------------------------------
Has a Negative Net Worth.  On June 17, 1999 we acquired Pony Express Delivery
------------------------
Services, Inc. Pony Express is an Atlanta, Georgia based express courier with over 100 offices in 22 states. We believe that during the past several years Pony Express has incurred substantial operating losses and presently has a negative net worth of approximately $8 million. Although we believe we can integrate the operations of Pony Express into our current operations to reduce costs and achieve an operating profit, we cannot make any assurances that we will be able to do this. Unless we can substantially reduce the operating costs of Pony Express, we will have to provide substantial additional capital to Pony
Express over the next twelve (12) months.   We believe we will be required to
provide approximately $2 to $3 million to Pony Express during this time. We do not have this amount of money, and we will need to raise additional financing through a bank loan or the sale of additional equity securities if Pony Express' historical losses continue.

     9.  The Express Courier Business is Very Competitive.  We face intense
         ------------------------------------------------
competition from multinational, regional and local companies in every market in which we operate. The principal competitive factors within our industry include price, frequency and capacity of scheduled service, extent of geographic coverage and reliability. Many of our competitors have well established reputations and significantly greater financial, marketing, personnel and other resources than we do. Our principal competitors are DHL Worldwide Express, Federal Express, TNT Express Worldwide, UPS and post offices providing express delivery services, all of which are multinational, highly-visible and well-regarded enterprises. There can be no assurance that we will be able to compete effectively against these or any other competitors.

    10.  We are Controlled by a Small Number of Stockholders.  As of the date of
         ---------------------------------------------------
this report, our officers, directors and principal stockholders have the power to vote approximately 37.6% of our outstanding Common Stock. Consequently, these stockholders are able to elect directors and control the outcome of other corporate matters without the approval of our other stockholders. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Material Voting Arrangements". In addition, applicable statutory provisions and the ability of the Board of Directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes in control of our Company. This may be viewed as a disadvantage to a majority of our stockholders who may otherwise desire to participate in such a transaction. These transactions normally provide for the payment of a premium over the existing market price.

     11. We Rely on Independent Businesses to Deliver our Packages Which Have
         --------------------------------------------------------------------
No Contractual Obligation to Us.  Our operations are dependent upon our Network
-------------------------------
Members generating packages for delivery through the Network and delivering packages in their respective regions for other Network Members. The Network is a worldwide alliance of delivery professionals and most Network Members are not bound by a formal licensing agreement or other arrangement. Accordingly, most Network Members have no contractual obligations to us or any other Network Member. Although we believe that the absence of contractual obligations among Network Members will not have an adverse effect upon our operations, they are free to enter into arrangements with competitive networks, which agreements might also prevent them from doing business with us.

     12.  We Rely on Commerical Air Carriers Which Have No Contractual
          ------------------------------------------------------------
Obligation to Us to Ship our Packages.  We rely on scheduled flights of
-------------------------------------
commercial cargo and passenger aircraft to provide our courier and freight forwarding services. We could be adversely affected by changes in the pricing and scheduling practices of air carriers. We purchase cargo space from commercial air cargo and passenger aircraft on an as-needed basis. We have no contractual relationship with any carrier for the procurement of such space. Although we have historically been able to secure such space, we may not continue to be in a position to do so in the future at rates acceptable to us. The failure to obtain such space at acceptable rates, if at all, would have a material adverse impact on our results of operations.

     13.  We may be Liable for Lost or Damaged Shipments.  We are responsible to
          ----------------------------------------------
our customers for the safe delivery of shipments up to $100 in value. Upon the customer's request, we insure amounts above $200 with various insurance companies. We do not carry an umbrella insurance policy. From time to time we have made payments to our customers for claims related to their shipments which, to date, have not been material to our results of operations. Should we experience an increase in the number of such claims, there can be no assurance that our results of operations will not be adversely affected.

     14.  Our Contracting with Independent Owner/Operators may Subject us to
          ------------------------------------------------------------------
Payment of Additional Taxes.  Federal and state authorities, including the
---------------------------
Internal Revenue Service, have asserted that independent owner/operators in the transportation industry are employees rather than independent contractors, thus requiring the payment of payroll and related taxes. We believe that the independent contractors utilized by us and our Network Members are not employees under existing interpretations of federal and state laws. However, federal and/or state authorities could challenge this position or change these laws or regulations. If these independent contractors are deemed to be employees of the Company, we would be required to pay for and administer added benefits to them. As a result, our operating costs would increase. We could also be liable for additional taxes, penalties and interest, which could have a material adverse effect on our business.

     15.  Our Operations may be Adversely Affected by the Year 2000 Issues.  We
          ----------------------------------------------------------------
are currently responding to Year 2000 issues, and we have completed the upgrade to our Sky Comm 2000 package tracking system. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any such two-digit computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, a temporary inability to process transactions, send invoices or engage in normal business activities. We have substantially completed all of the systems application changes and believe that our level of preparedness is appropriate. To the extent that any of the commercial cargo or passenger airlines we utilize rely upon computer programs which are subject to any Year 2000 issues, our financial condition and results of operation could be adversely affected.

     The total cost of these Year 2000 compliance issues is not anticipated to be material to our financial position or results of operations in any given year. These costs and the date on which we plan to complete the Year 2000 modification and testing processes are based on our best estimates.

     16.  Our Operations may be Adversely Affected by Instability in Foreign
          ------------------------------------------------------------------
Countries and Local Laws of Foreign Carriers.  A significant portion of our
--------------------------------------------
business is conducted outside the United States. As a result, the operations of certain Network Members in less stable developing countries are subject to various risks such as loss of revenue, property or equipment due to expropriation, nationalization, war, the instability of foreign economies, currency fluctuations, adverse tax policies and governmental activities that may limit or disrupt markets. Additionally, our ability to compete may be adversely affected by foreign governmental regulations that encourage or mandate the hiring of local contractors, or by regulations that require foreign contractors to employ citizens of, or purchase supplies from vendors in, a particular jurisdiction. We are subject to taxation in a number of jurisdictions. The final determination of our tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities, particularly Australia and the United Kingdom. Moreover, many of the countries where we operate and plan to operate have legal systems that differ from the United States legal system and may provide substantially less protection for foreign investors.

     17.  Laws Restricting Foreign Investments may Adversely Affect our
          -------------------------------------------------------------
Acquisition Strategy.  Foreign investment by us in local joint ventures or
---------------------
business acquisitions (including investments in Network Members) may be limited or prohibited by foreign laws. Other foreign laws require governmental approval of investments by foreign persons and limit the extent of any such investment. The presence of such laws and regulations may prevent us from executing our acquisition strategy outside of the United States, United Kingdom and Australia.

     18.  We are Dependent on International Trade to Generate Revenues.
          ------------------------------------------------------------
International trade is important to our business and has played an important role in the economic development of the regions in which we currently operate. International trade is influenced by many factors, including economic and political conditions, employment issues, currency fluctuations and laws relating to tariffs, trade restrictions, foreign investments and taxation. A reduction in the level of international trade, material restrictions on trade or a downturn in the economies of the United States of America, United Kingdom or Australia could have a material adverse effect on our business.

     19.  Exchange Rate Fluctuations may have an Adverse Effect on our Results
          --------------------------------------------------------------------
of Operations.  We currently bill in U.S. dollars, Australian dollars and
--------------
British pounds. Approximately 20.5% of our revenues are generated outside of the United States and billed in foreign currencies. Of these foreign currencies, approximately 16.0% are in the form of British pounds and the remainder Australian dollars. Exchange rates for these currencies and other local currencies in countries where we may operate in the future often fluctuate in relation to the U.S. dollar. These fluctuations may have an adverse effect on our earnings or assets when local currencies are exchanged for U.S. dollars. We do not currently engage in any hedging transactions in international currencies. Accordingly, weakening of the value of foreign currencies against the U.S. dollar could result in lower revenues and lower earnings.

     20.  We are Subject to Substantial Government Regulation.  Our operations
          ---------------------------------------------------
require licenses, permits and approvals in each jurisdiction in which we operate. Specifically, our domestic interstate and intrastate motor carrier operations are regulated by the United States Department of Transportation and various State Departments of Transportation. These authorities prescribe certain safety requirements which, if not complied with, may result in fines or the revocation of existing licenses. The loss or revocation of any existing licenses, permits or approvals or the failure to obtain any necessary licenses, permits or approvals that may be required in the future would have an adverse effect on our ability to conduct our business and/or on our ability to expand into additional jurisdictions. We may not be able to obtain such licenses, permits or approvals. In addition, countries in which we seek to operate may have regulatory systems that impose other impediments on our operations which may prevent us from executing its acquisition strategy outside of the United States, United Kingdom and Australia.

ITEM 2.  PROPERTIES

     As of June 30, 1999, the Company operated from seventy-six leased facilities. These facilities are principally used for operations and general and administrative functions. The facilities are located in London, England, Sydney and Melbourne, Australia and forty-seven other facilities located in the Central and Western parts of the United States. In addition, the Company's principal executive office is located in the leased facility in Los Angeles. The Company's aggregate rental expenses for the fiscal year ended June 30, 1999 amounted to $665,727. Management believes that the Company's facilities are adequate for its current and reasonably foreseeable operations.

ITEM 3.  LEGAL PROCEEDINGS

     On June 25, 1999, Skyworld International Couriers, Inc. ("SWIC") filed a complaint (the "SWIC Complaint") against the Company in the United States District Court for the Southern District of Florida, alleging that the Company's use of the name "SkyNet" violates certain federal and state trademark rights held by SWIC in that name. SWIC claims that the Company's use of the name "SkyNet" violates federal and Florida statutory trademark rights, Florida common law servicemark rights, and constitutes a violation of the Florida Unfair Trade Practices Act. The Company has filed an answer to SWIC's complaint denying all of SWIC's claims and asserting a counterclaim against SWIC seeking cancellation of SWIC's trademark.

     The SWIC Complaint seeks both monetary damages and injunctive relief but does not identify a specific dollar amount to be in controversy at this time. Certain of the claims raised in the SWIC Complaint under Florida law also provides for punitive damages and treble damages in certain instances. The matter is currently at an early procedural stage, with discovery having begun just recently. The parties continue discussions directed toward a negotiated resolution of the dispute, but there can be no assurance that such a settlement will be reached. The Company believes that the claims raised in the SWIC Complaint have no merit and intends to defend them vigorously.

     The Company is not a party to any other material legal proceedings, although it is involved from time to time in routine litigation incident to its business. The Company cannot predict the outcome of the claims raised in the SWIC Complaint at this time but management believes that the outcome of that and all other pending claims should not have a material adverse effect on the Company's financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is listed for quotation on the OTC Electronic Bulletin Board under the symbol "SKYN". Historically, the market for such shares has been extremely limited, primarily as a result of the limited number of shares available for public sale. As a result of the expiration of resale restrictions on a significant number of shares of the Company's Common Stock, the shares eligible for public trading will significantly increase in the future. No assurance can be given that a significant trading market for the Company's Common Stock will develop or, if developed, will be sustained.

     The following table sets forth the range of the high and low closing bid prices of the Company's Common Stock during each of the calendar quarters identified below. These bid prices were obtained from the National Quotations Bureau, Inc. and do not necessarily reflect actual transactions, retail markups, markdowns or commissions. The transactions include inter-dealer transactions. Based on the very limited public float and trading in the Company's Common Stock, management believes that such data is anecdotal and may bear no relation to the true value of the Company's Common Stock or the range of prices that would prevail in a fluid market.

                                             High               Low
                                             ----               ---
               Fiscal 1998
               -----------
               2nd Quarter                   *                 *
               3rd Quarter                  $0.53125          $0.03125
               4th Quarter                  $   5.50          $0.03125

               Fiscal 1999
               -----------
               1st Quarter                  $   7.25          $ 3.3125
               2nd Quarter                  $   8.25          $   7.50
               3rd Quarter                  $  7.625          $   5.00
               4th Quarter                  $   8.50          $  7.375

               Fiscal 2000
               -----------
               1st Quarter                  $   8.25          $   7.25
               2nd Quarter (through
                 December 9, 1999)          $ 7.9375          $  7.625

     *No bids reported

     The closing bid price of the Company's Common Stock as of December 9, 1999 was $7.9375 per share.

Holders

     As of December 9, 1999, the number of stockholders of record of the Company's Common Stock was approximately 158. The Company believes that there are additional beneficial owners of the Company's Common Stock who own their shares in "street name."

Dividends

The Company has not paid any cash dividends to date, and has no intention to pay any cash dividends on the Company's Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed by the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

     1. On October 14, 1998, in connection with the Merger, the Company issued 9,901,500 shares of Common Stock to the holders of all outstanding shares of capital stock of Skynet Nevada and options to certain affiliates to purchase 1,800,000 shares of Common Stock. These securities were issued directly by the Company, without payment of any commissions, in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to
Section 4(2) thereof, to the following accredited investors:

     Name                                             Number of Shares
     ----                                             ----------------
     John Cathcart                                       2,100,000
     Deansley Limited                                    3,152,841
     Fir Construction Pty Ltd                            3,121,023
     Christian J. Weber                                    509,397
     Earnest N. Schnesel                                   140,000
     Ms. Anne Schnesel                                      12,733
     David Schnesel                                         12,733
     Mrs. Jodi Spector-Klein                                12,733
     Mrs. Shan Spector-Keats                                12,733
     Ms. Fran Lefkowitz                                     12,733
     Mrs. Stephanie Bower                                   31,819
     Ms. Jamie Bank                                         31,819
     Melvyn Ian Smith                                       31,819
     Moontown Limited                                       63,641
     Vjekoslav Nizic                                       203,976
     Swiss Bank fbo Kettering Trust                         35,000
     Dr. Thomas J. Slobig                                   13,125
     Arthur Rockert                                          8,750
     Segal Communication, Inc.                               8,750
     Mark Scatterday                                         8,750
     Sandra M. Lindzon                                      26,250
     Cathy Graham                                           17,500
     John Scatterday                                         8,750
     Donald S. Lindsay                                       8,750
     Thomas Grant Peterson                                   8,750
     Jeff Silverman SEP IRA                                  8,750
     Vincent R. Williams                                     8,750
     Mike Campbell                                           8,750
     Roger Barrett                                           8,750
     Christopher F. Nelson                                  43,750
     Christopher J. Lang                                    43,750
     James B. Norman                                        17,500

     Name                                             Number of Shares
     ----                                             ----------------
     Stephen A. McConnell                                   17,500
     William H. Fisher                                      26,250
     Vincent & Lois Gann Trust                              26,250
     Helen Patricia Smith IRA                               14,875
     George Brooks (MOD Financial Services)                 26,250
     Nils and Patricia Selden                               12,250
     Marc Federighi                                         43,750
                                                         ---------
             Total                                       9,901,500
                                                         =========

     Name                                             Number of Options
     ----                                             -----------------
     Vjekoslav Nizic                                       700,000
     Christian J. Weber                                    700,000
     Synergy Group International, Inc.                     400,000
                                                         ---------
        Total                                            1,800,000
                                                         =========

     2. During September 1998, the Company issued and sold an aggregate of 4,625,000 shares of Common Stock raising gross proceeds of $555,000. This offering was undertaken by EPLR prior to the execution and closing of the definitive merger agreement with Skynet Nevada. At that time EPLR was an inactive Company with no assets or liabilities. Investors in such offering were, therefore, subject to a number of risks and uncertainties, including the material contingencies associated with the execution of the merger agreement and closing of the Merger. These shares were issued directly by the Company, without payment of any commissions, to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder:

     Name                                             Number of Shares
     ----                                             ----------------
     Mr. Kim B. Acorn                                       10,000
     Claire Behar, Guardian For Bryce Behar                  5,000
     Claire Behar, Guardian for Jaclyn Behar                 5,000
     Chase Trust                                            25,000
     Mr. David Cohen                                        10,000
     Jennifer Cohen                                         20,000
     Susan Nussbaum Cohen                                   10,000
     Mr. Rich Davimos                                       20,000
     Mr. Robert Davimos                                     10,000
     EBR Investments                                       100,000
     Fincord Holding Co.                                   695,000
     J. Scott Flasburg                                      10,000
     Mr. Philip L. Franckel                                 25,000
     John Freedom                                            5,000
     Mr. Marvin Gersten                                    100,000
     Mr. Martin A. Goldstein                                10,000
     Ms. Aimee Gremmo                                       20,000
     Mr. Edward Gurrieri                                    30,000
     Mark S. Howells Trust                                  50,000
     Mr. Kenneth Kirschenbaum                              100,000
     Larlan Investors Ltd                                  416,667
     Mr. Howard Lindzon                                     75,000

     Name                                             Number of Shares
     ----                                             ----------------
     Ms. Sandra Lindzon                                    130,000
     Mr. Frank Marold                                      150,000
     Mr. Franklin Marold                                    20,000
     Vincent Marold                                      1,030,151
     Marold Investment LLC                                 100,000
     Mr. Jonathan Mazinter                                   2,500
     Anna Maria Mintz                                       20,000
     MCZ Investment Company                                405,000
     Mr. Casey O'Brien                                      20,000
     Mr. Tomas Peterson                                     65,000
     Mr. John Scott Polson                                   2,500
     Mr. Jeffrey J. Puglisi                                 50,000
     Ms. Linda Rufo                                         20,000
     Ms. Rosemary SantaMaria                                10,000
     Mr. Charles Seavey                                    100,000
     Mr. Mike Segal                                         20,000
     Mr. Rob Segal                                         130,000
     Jose Serrano                                            2,500
     Patricia Trish Trust                                   20,000
     Arnold Hendrik William van Hilton                      10,000
     Philip-Jan van Hilton                                  10,000
     Veracruz Group Limited                                333,182
         c/o Bentley Agencies Limited
     Wexler & Burkhart                                      35,000
     Diane Winston                                          15,000
         For Benefit of Elizabeth Cohen
     Diane Winston                                          20,000
     Custodian For Jarret Cohen
     Ms. Diane Gail Winston                                150,000
     Mr. David M. Wrenn                                      2,500
                                                         ---------
             Total                                       4,625,000
                                                         =========

     3. On December 1, 1998, the Company issued an aggregate 572,500 shares of Common Stock in exchange for the cancellation of $1,145,000 of short-term indebtedness (including accrued interest), of which $670,000 had been collectively advanced to the Company by an entity affiliated with a director. These shares were issued directly by the Company, without payment of any commissions, to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof:

     Name                                             Number of Shares
     ----                                             ----------------
     Pearlgold Pty Ltd (affiliated with Noel
     Holmes, a director of the Company)                    335,000

     Andrew Lovell                                         162,500
     Ceceile Klein                                          75,000
                                                           -------
             Total                                         572,500
                                                           =======

     4. On February 19 and March 5, 1999 the Company issued an aggregate of 1,325,500 shares of Common Stock raising gross proceeds of $2,651,000. Puglisi Howells & Co., a registered/broker dealer, acted as placement agent to the Company pursuant to which it received sales commissions and non-accountable expenses equal to $265,100. The securities were issued to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

     Name                                             Number of Shares
     ----                                             ----------------
     Todd and Kay Ziplow                                     25,000
     CLS Associates, L.P.                                    50,000
     Michael Ohlhausen                                       13,000
     Irvine Capital Partners, L.P.                          100,000
     Schottenfeld Associates, L.P.                          100,000
     Aaron and Cynthia Shenkman                             100,000
     Puglisi Capital Partners                               100,000
     Bruce Derrick                                          125,000
     Delaware Charter Guaranty & Trust Co.                   12,500
     Delaware Charter Guaranty & Trust Co.                   12,500
     Knut Jensen                                             25,000
     Alan and Susan Shaw                                     12,500
     Joshua and Chanie Manela                                12,500
     Alan and Jan Kelsey                                     25,000
     Lindzon Capital Partners                                70,000
     Michael and Fran Mallace                                 5,000
     Brent Richardson                                        50,000
     Delaware Charter Guaranty & Trust Co.                   12,500
     Ziad M. Sultan Al-Essa                                  25,000
     Philip Van Hilten                                       15,000
     Dr. Leon Zieter                                         17,500
     Mike Campbell and Lorene Hernandez                       5,000
     Gibralt US, Inc.                                       125,000
     Carolyn Siskin Gordon                                   17,500
     Michael G. Rowe                                         25,000
     Steve and Marion Elbaum                                 50,000
     Bank Julius Baer & Co. Ltd. Zurich                      50,000
     Sidney Sands (Millworth)                                20,000
     Jeffrey J. Puglisi                                     100,000
     John Orlando                                            25,000
                                                          ---------
             Total                                        1,325,500
                                                          =========

     5. On March 15, 1999, the Company issued an aggregate of 1,479,415 shares of Common Stock in connection with the acquisition of the operating assets of Fleet Delivery Service. In accordance with the acquisition agreement 55,416 shares were returned to the Company. These shares were issued directly by the Company, without payment of any commissions, to the following investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof:

     Name                                             Number of Shares
     ----                                             ----------------
     Nevada Fleet Management, Inc.                         1,358,790
     Nevada Yellow Cab Corporation                            61,459
     Nevada Checker Cab Corporation                            2,500
     Nevada Star Cab Corporation                               1,250
                                                           ---------
                Total                                      1,423,999
                                                           =========

     6. On April 12, 1999, the Company issued an aggregate of 31,119 shares of Common Stock and committed to issue an additional 83,067 shares of Common Stock in connection with the acquisition of the outstanding capital stock of Freight On Board International Limited. The shares were issued directly by the Company without payment of brokerage fees or commissions of any kind to the following persons in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     Name                                             Number of Shares
     ----                                             ----------------
     David Victor Amos                                       5,714
     Kim Amos                                                5,706
     Christopher Shaun Brooker                               5,714
     Susan Jane Brooker                                      5,706
     John William Murray Clark                              83,067/(1)/
     Louisa Jane Clark                                       8,279
                                                           -------
             Total                                         114,186
                                                           =======

__________________
(1)  To be issued by no later than December 31, 1999.

     7. During April 1999, the Company sold and issued an aggregate of 500,890 Units raising gross proceeds of $4,508,000. Each Unit consisted of four (4) shares of the Company's Series A Convertible Preferred Stock and one (1) Common Stock Purchase Warrant. Montrose Management, Ltd., a registered broker-dealer, acted as placement agent to the Company pursuant to which it received sales commissions and non-accountable expenses equal to $586,040. The units were issued to the following accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof and Regulation D promulgated thereunder.

     Name                                             Number of Units
     ----                                             ---------------
     Delaware Charter Guaranty & Trust
         FBO Martin H. Meyerson IRA                          2,778
     Founders Equity Group                                  25,000
     Donald Moorehead, Jr.                                  25,000
     M.H. Meyerson & Co., Inc.                               2,778
     George Moorehead                                       25,000
     Lancer Offshore, Inc.                                 165,000
     Lancer Partners, L.P.                                 110,000
     The Orbiter Fund, Ltd.                                 50,000
     Richard Pawliger                                       55,556
     Harold & Beverly Rubenstein Family                     12,000
     Kenneth J. Koock                                        2,778
     Stoli Ltd.                                             25,000
                                                           -------
             Total                                         500,890
                                                           =======

     8. On June 17, 1999, the Company acquired all of the issued and outstanding common stock of Pony Express Delivery Services, Inc. ("Pony Express"). The acquisition of Pony Express was made pursuant to a Stock Purchase Agreement dated as of May 27, 1999 (the "Agreement"), by and among the Company, Pony Express, Mustang Holdings, Inc., a Kansas corporation, (the "Stockholder"), Greenstreet Pony Partners, LLC ("GPP"), a Missouri limited liability company, Mustang Investment Partners ("MIP" and, collectively with GPP, the "Mustang Stockholders"), a Kansas limited liability company; C.M. "Connie" Carson and Diana Carson, as Trustees of the Carson Family Trust (the "Carson Trust") and Richard L. Williams ("Williams").

     As consideration for the purchase of the Pony Express shares acquired from Mustang, the Company issued 600,000 shares of its common stock to Mustang. In consideration for the forgiveness of certain indebtedness of Pony Express to GPP, MIP, the Carson Trust and Williams, the Company issued an aggregate of $6,790,464 in stated value of its newly-issued Series B Convertible Preferred Stock (the "Series B Preferred"). The Series B Preferred stockholders will be entitled to receive preferred dividends at a rate of 6% commencing December 17, 2000, which dividend rate will increase to 8% on December 17, 2001, 10% on December 17, 2002 and 12% on December 17, 2003 and thereafter. The Series B Preferred is convertible into shares of the Company's common stock at a rate of one share of common stock for each $8.00 in stated value of Series B Preferred.

     In connection with the transaction, a financial advisor to the Company was issued three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $5.00 per share.

     9. On June 30, 1999, the Company issued 25,000 shares of Common Stock in exchange for the cancellation of $50,000 of short-term indebtedness. These shares were issued directly by the Company, without payment of any commissions, to the following accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof:

     Name                                    Number of Shares
     ----                                    ----------------
     Gregory E. Walsh IRA Rollover
       Dated December 8, 1992                     25,000

     10. On June 3, 1999, the Company completed a financing transaction where it borrowed $3,000,000 from a group of private lenders (the "Lenders") pursuant to the terms of a Letter Agreement between the Company and Founders Equity Group, Inc., as agent for the Lenders (the "Founders Loan"). The Founders Loan was initially repayable on October 1, 1999, which payment date was extended to July 1, 2000 pursuant to the terms of an amendment dated November 3, 1999 to the Letter Agreement. In conjunction with the Founders Loan, the Company also issued to the Lenders three-year warrants to purchase 375,000 shares of Common Stock at an exercise price of $5.00 per share and issued three-year warrants to purchase 75,000 shares of Common Stock at an exercise price of $5.00 per share to a financial advisor.

     Interest accrues on the outstanding principal amount of the Loan at a rate of ten percent (10%) per annum payable monthly commencing July 1, 1999. Effective October 1, 1999, interest accrues on the outstanding principal amount of the Loan at a rate of eighteen percent (18%) per annum.

     On November 3, 1999, the Company and the Lenders entered into an amendment of the Letter Agreement primarily to extend the maturity date of the indebtedness. In connection with the amendment to the Letter Agreement, the Company made a principal payment to Lenders of $500,000 and issued to the agent for the Lenders warrants to purchase up to 300,000 shares of the Company's Common Stock at a price of $5.00 per share.

     Warrants to purchase 100,000 shares of common stock will vest in the event that on each of the following dates the Company has not made aggregate repayments of principal of (i) $500,000 on or before November 9, 1999, (ii) $1,500,000 on or before November 30, 1999 and (iii) $3,000,000 on or before December 15, 1999.

     The Company also agreed in connection with the Founders Loan to register for resale the common stock into which the principal amount of the loan may be converted and the shares which are issuable upon the exercise of warrants granted to the Lenders. As a result of the amendment to Letter Agreement, the Company is now required to use its best efforts to have such a registration statement declares effective on or before January 17, 2000. If the registration statement has not been declared effective by such time, the Lenders have the option to require the Company to (i) pay the Lenders $25,000 for each 30-day period during which the registration statement has not been declared effective, or (ii) issue to the Lenders additional warrants to purchase up to 150,000 shares of common stock at an exercise price of $5.00 per share.

     11. On August 2, 1999, Pearlgold Pty. Ltd. (an entity affiliated with Noel Holmes, a director of the Company) loaned the Company $687,675 pursuant to the terms of unsecured promissory note from the Company. The loan bears interest at the rate of 10% per annum and is payable on demand. In conjunction with this loan, the Company issued 49,013 shares of Common Stock and paid a financing fee of $32,675 as additional consideration.

     12. On November 9, 1999, the Company and Lancer Offshore, Inc., Lancer Partners, L.P. and Michael Lauer (collectively, the "Lancer Lenders") entered into a Loan Agreement pursuant to which the Company borrowed $9,000,000 (the "Lancer Loan"). The maturity date for the Lancer Loan is February 9, 2001 and interest is payable on the Lancer Loan at a rate of 10% per annum. The Lancer Loan may be prepaid at any time by the Company, and mandatory prepayments are required in the amount of 50% of the net proceeds realized by the Company from any debt or equity financing transaction completed after such date.

     As security for the Company's repayment obligations under the Loan Agreement, the Company granted to the Lancer Lenders a third position security interest in all of Company's assets.

     The Lancer Loan is convertible into common stock of the Company at any time prior to December 20, 1999 at a rate of $5.00 per share. On and after December 20, 1999, any outstanding principal amount of and interest on the Lancer Loan may be converted into common stock of the Company at a rate of $1.00 per share. In consideration for the Lancer Loan, the Company also issued to the Lenders 375,000 shares of common stock and five-year warrants to purchase 500,000 shares of common stock at $5.00 per share.

     The Company agreed to register for resale with the Securities and Exchange Commission the shares of stock issued to the Lancer Lenders at the closing, the common stock into which the warrants issued to the Lancer Lenders at closing may be converted and the shares of stock into which the Lancer Loan itself may be converted on the next registration statement on which the Company files. In connection with the funding of the Lancer Loan, the Company paid $450,000 to a financial advisor which assisted the Company in arranging for the financing.

Shares Eligible for Resale

     A significant number of the 19,575,094 shares of the Company's common stock currently outstanding are subject to certain restrictions upon resale.

     7,273,378 of the shares are subject to "lock-up" arrangements entered into in connection with the Merger with EPLR on October 14, 1998 (the "Merger Lock-up"). Pursuant to the Merger Lock-up, certain of the historic principal stockholders of Skynet Nevada, who received an aggregate of 9,087,237 shares of the Company's common stock in the Merger, have agreed not to sell, transfer, encumber or otherwise dispose of these shares until October 14, 2000. Each of these shareholders, however, is permitted during the one-year period commencing October 14, 1999, to sell up to 50,000 shares of the Company's common stock.

     Certain of the shares of the Company's common stock are subject to "lock-up" arrangements entered into in connection with a private placement of 1,325,500 shares of common stock arranged by Puglisi Howells & Co., Inc., during
February 1999 (the "Puglisi Lock-up")"   Pursuant to the Puglisi Lock-up, the
directors and executive officers at the time of the placement, as well as the holders of one million additional shares, have agreed not to sell, transfer or otherwise dispose of their shares (without the consent of Puglisi Howells & Co., Inc.) for the period as set forth hereafter. The Puglisi Lock-up expires, as to the directors and executives officers, on the last to occur of (i) August 19, 2000); (ii) that date ninety days after the effectiveness of a registration statement covering the resale of the shares sold in the private placement; and
(iii) the date ninety days after the effectiveness of a registration statement covering the shares issuable upon exercising the warrants issued to Puglisi Howells and Co., Inc.; however, in any event, such Lock-up period shall expire no later then May 19, 2001. The Puglisi Lock-up, as to the holders of one million additional shares, expires sixty days after the later of (i) the date the shares of common stock issued in the private placement are first eligible for public resale under SEC Rule 144 or pursuant to an effective registration statement under the Securities Act; or (ii) the effectiveness of a registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the warrants issued to Puglisi Howell & Co., Inc.; however, in any event, not later then May 19, 2000. Notwithstanding the above, with the consent of a majority of the disinterested members of Company's board of directors, third party private resales, pledges or gifts of the shares will be permitted as long as the purchaser, pledgee or donee of any such shares agrees to remain bound by the aforesaid restrictions upon resale for the remainder of the Lock-up period applicable to such shares.

     The balance of the Company's outstanding shares were initially issued as "restricted securities" under Rule 144 under the Securities Act ("Restricted Shares") and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption afforded by Rule 144. Rule 144, as currently in effect, provides that an affiliate of the company or a person (or persons whose sales are aggregated) who has beneficially owned Restricted Shares for at least one year, but less than two years, commencing within any three month period thereafter, may sell a number of shares that does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about the company. However, a person who is not an "affiliate" of the company at any time during the three months preceding the sale, and who has beneficially owned the Restricted Shares for at least two years, is entitled to sell such shares under Rule 144 without regard to the limitations described above.

     The one-year holding period under Rule 144 as to 15,500,000 shares of the Company's common stock has already been satisfied; thus, subject to the application of contractual resale limitations and volume and manner-of-sale limitations upon resale under Rule 144, those shares may be freely transferred by the holders thereof and currently constitute the "float" of the Company's currently outstanding common stock. The balance of the shares of the Company's Common Stock are Restricted Shares.

     Notwithstanding the restrictions upon resale under Rule 144 described above, certain of the Restricted Shares may be subject to earlier resale by virtue of registration rights granted to the holders thereof by the Company, as follows:

Offering                          No. of Shares                    Registrable Date
--------                          -------------                    ----------------
Private Placement completed       1,325,500                        Earlier of first Company offering of
in February 1999                                                   securities on its own behalf after
                                                                   February 1999and February 19, 2000.

Acquisition of Fleet Delivery     1,479,415                        Earlier of first Company primary
Services (March 15, 1999)                                          offering after March 15, 1999 and March
                                                                   15, 2000.

Private Placement completed       2,504,450 (comprised of          Date of first registration of shares of
in April 1999                     500,890 shares issuable upon     Common Stock for any reason following
                                  exercise of warrants and         April 1999 closing date.
                                  2,003,560 shares issuable upon
                                  conversion of Series A
                                  Convertible Preferred Stock

Acquisition of Pony Express       1,448,808 (comprised of          Earlier of first Company primary
(June 17, 1999)                   600,000 shares issued at         offering after June 17, 1999 or June
                                  closing and 848,808 shares       17, 2000.
                                  issuable upon conversion of
                                  the Company's Series B
                                  Convertible Preferred Stock

Loan from Founders Equity         450,000 (issuable upon           January 17, 2000, subject to penalty
Group, Inc., et al.(June 3,       exercise of warrants)            provision (at option of holders) of
1999)                                                              $25,000 for each 30-day period after
                                                                   January 17, 2000 as to which Company
                                                                   has not registered stock or additional
                                                                   issuance of 3-year warrants to purchase
                                                                   150,000 shares of Common Stock at $5.00
                                                                   per share)

Amendment to Loan from            450,000 (comprised of 300,000    January 17, 2000, subject to penalty
Founders Equity Group, Inc.       shares issuable upon exercise    provision (at option of holders) of
                                  of warrants and 150,000 shares   $25,000 for each 30-day period after
                                  issued on extension date)        January 17, 2000 as to which Company
                                                                   has not registered stock, or additional
                                                                   issuance of 3-year warrants to purchase
                                                                   150,000 shares of Common Stock at $5.00
                                                                   per share)

Loan from Lancer Offshore,        Varies (comprised of 375,000     Next registration statement filed by
Inc., Lancer Partners, L.P.,      shares issuable upon exercise    Company.
Michael Lauer                     of warrants issued at closing
                                  and between 1,800,000 -
                                  9,000,000 shares of Common
                                  Stock upon conversion of the
                                  note, depending on time of
                                  conversion)

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Data:/(1)/
                                                                          Years Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                             1995/(2)/          1996/(3)/             1997             1998             1999/(5)/
                                             ---------          ---------             ----             ----             ---------
Revenues                                   $ 33,041,182       $ 34,404,946        $ 36,151,763      $ 31,838,919      $ 41,011,297
Gross Profit                                  9,952,232         11,621,140          11,758,535        12,715,451        13,913,415
Income (loss) before
   Income taxes and
   extraordinary income                      (1,238,103)           317,909            (125,268)          351,454        (5,409,662)
Net income (loss)                            (1,238,103)         1,297,321/(3)/        (39,668)          166,050        (5,319,278)
Basic income (loss) per share:/(4)/
   Income (loss) before
      extraordinary income                        (0.18)              0.01               (0.01)             0.02             (0.32)
   Net income (loss)                              (0.18)              0.19               (0.01)             0.02             (0.32)
Dilutive income (loss) per share:/(4)/
   Income (loss) before
      extraordinary income                        (0.18)              0.01               (0.01)             0.02             (0.32)
   Net income (loss)                              (0.18)              0.14               (0.01)             0.02             (0.32)

Weighted average number
   of shares outstanding:
      Basic                                   7,000,000          7,000,000           7,000,000         7,346,500        16,742,625
      Diluted                                 7,000,000          9,450,000           7,000,000         9,796,500        16,742,625

Balance Sheet Data:

                                                                            June 30,
                                  ---------------------------------------------------------------------------------------
                                        1995/(2)/            1996              1997             1998              1999
                                        ---------            ----              ----             ----              ----
Total Assets                           $ 6,052,484        $ 7,305,317       $ 8,104,071      $ 6,885,815      $ 44,515,161
Long-term Debt                             711,628            662,056           662,056          689,441         1,390,232
Total Liabilities                        8,613,902          8,555,011         9,397,540        7,572,040        36,525,527

____________________

 (1) The financial data presented above reflects the relevant Statement of Operations Data of Skynet Holdings, Inc., a Nevada corporation ("Skynet Nevada"). EPL Resources (Delaware) Corp., a Delaware corporation acquired Skynet Nevada by virtue of a merger transaction that was completed on October 14, 1998. Upon completion of the merger, EPLR changed its name to "Skynet Holdings, Inc." Since the former stockholders of Skynet Nevada acquired a controlling interest in EPLR, the merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Skynet Nevada is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Skynet Nevada, rather than an acquisition by EPLR.

 (2)   Reflects unaudited data.

 (3) Net income for the year ended June 30, 1996 includes extraordinary income of $1,263,045 relating to the forgiveness of debt arising out of the reorganization of one of the Company's subsidiaries.

 (4) Basic income (loss) per common share is based upon the weighted average number of common shares outstanding for each period presented. Diluted income (loss) per common share is based upon the weighted average number of common shares plus the dilutive effect of the convertible securities and options outstanding for each period presented.

 (5) Includes approximately $8,000,000 in revenues, $844,000 in net loss and $36,500,000 of assets relating to the recent acquisitions of PONY and Fleet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Unless the context otherwise requires, the "Company" refers to Skynet Holdings, Inc. and its wholly owned subsidiaries.

     The Company is a full service provider of domestic and international transportation delivery services operating primarily as an express courier for time sensitive documents and packages. The Company's services consist of:

          .    Time certain deliveries within 24-48 hours of pick-up

          .    Next flight out services for same day expedited deliveries

          .    Local ground transport in select locations

          .    Freight forwarding services

          .    Bulk shipment of mass mailing materials for local distributions

          . Global logistics services incorporating the Company's computerized tracking system

     These services are formulated on a customized basis to meet the special needs of a diverse international customer base. The Company provides these services worldwide through offices in 23 states in the United States, in London, Manchester and Bristol, England; Sydney, Melbourne and Brisbane, Australia, as well as through a global network of over 1,000 offices which are independently owned and operated in over 100 countries. This Network does business under the name "SkyNet", "SkyNet Worldwide Express", "PONY Express Delivery Services", "Courier Express", and "Fleet Delivery Service".

     The Company's operations were originally consolidated under Skynet Nevada on October 1, 1997, when Skynet Nevada acquired the stock of four companies pursuant to a share exchange agreement with the shareholders of SIL, SWEPL, and DPE. This resulted in Skynet Nevada owning and operating the principal distribution hubs of the Network and operating the SkyCom proprietary computerized tracking and billing system. Thereafter, the Company became publicly held by virtue of the Merger. Prior to the Merger, EPLR was an inactive company whose shares were eligible for quotation on the OTC Electronic Bulletin Board. Since the former stockholders of Skynet Nevada acquired a controlling interest in EPLR in the Merger, the Merger has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Skynet Nevada is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Skynet Nevada, rather than an acquisition by EPLR. Upon completion of the Merger, the combined companies changed their name to "Skynet Holdings, Inc.", a Delaware corporation.

     Due to the size and nature of its particular industry segments, one of the Company's principal business strategies is to implement a market roll-up program through selected acquisitions in the United States and overseas. Assuming it can successfully implement this strategy, the Company intends to acquire transportation service companies that fit into or compliment its current operations, including express and same day courier businesses, as well as more localized intra-city couriers, intra-regional couriers and global freight forwarders. In this regard, during the third and fourth quarters of fiscal 1999, the Company completed (i) the acquisition of the principal operating assets of Fleet; (ii) the acquisition of FOB and (iii) the acquisition of PONY. See "BUSINESS - Acquisition Strategy."

     On June 17, 1999, the Company acquired all the outstanding shares of capital stock of PONY. The consideration included 600,000 shares of the Company's Common Stock and 848,808 shares of the Company's Series B Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business included in the Company's consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $14.7 million.

     On April 12, 1999, the Company completed the first tier of a scheduled two-tiered acquisition of FOB. At the initial closing, the Company purchased 51% of the issued and outstanding shares of FOB for cash in the amount of approximately $680,000; 31,119 shares of Common Stock; and a one (1) year cash earn-out payment in the amount of up to $144,000 based on quarterly revenues of FOB for the one year period following the closing. The Company purchased the remaining 49% during the first week of July 1999 for approximately $570,000 plus 83,067 shares of the Company's Common Stock.

     In July 1999, the Company was informed that an administrative receiver was appointed for FOB's largest customer. The receivable from this customer as of June 30, 1999 amounted to approximately $1.25 million. As a result, FOB was unable to meet its own obligations and a liquidator was appointed and took control of FOB. Accordingly, the acquisition of FOB was accounted for under the equity method of accounting, since control of FOB was temporary and the Company fully reserved its investment in and advances to FOB in the amount of $1,598,210.

     On March 15, 1999, the Company acquired the operating assets of Fleet. The purchase consideration amounted to $2,948,000 (including approximately $100,000 acquisition costs) by the Company issuing 1,423,999 shares of its Common Stock. The assets acquired include accounts receivable, delivery vehicles, equipment, refundable deposits, licenses, administrative material and equipment, records and documents, and all personal property used in the operation of the business. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business included in the Company's consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $1.8 million.

     The Company's objective is to become one of the leading courier and delivery businesses within the United States and worldwide. Management plans to achieve this goal though a combination of growth though acquisition and accelerated internal-growth. The Company is currently pursuing an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. The Company intends to acquire transportation service companies that fit into or complement its current operations, including express and same day courier businesses, as well as more localized inter-city couriers, inter-regional couriers and global freight forwarders. This strategy will focus on acquiring target candidates who have a proven record of delivering high quality services, a customer base of large and midsize companies and which may benefit from the Company's long-term growth strategy as a public company.

     Since the adoption of its growth strategy in the middle of fiscal 1999, the Company has acquired three businesses which will significantly contribute to the Company's revenue base during fiscal 2000. During fiscal 1999, however, the Company's revenues increased to approximately $41.0 million as compared to $38.8 million during fiscal 1998. This is primary because these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the Company's results of operations only include the operations of each of the acquired businesses from the respective dates of acquisitions through the end of the period reported.

     The following unaudited pro-forma condensed consolidated financial data assume that the acquisitions of PONY and Fleet, as described above, occurred at the beginning of each fiscal year presented. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                       June 30,
                                        ------------------------------------
                                              1998                 1999
                                        ------------------------------------
     Revenues                           $   153,649,656       $  165,601,239
     Net loss                               (10,846,997)         (16,671,523)
     Basic net loss per common share              (0.59)               (1.00)

     The Company intends to further enhance the Network's competitive capabilities by focusing on initiatives designed to ensure a high standard of quality control, global marketing and accelerated development of leading edge technology, all of which, if successfully implemented, would enable the Company to achieve greater global market penetration. Through the implementation of this strategy, the Company believes it can enhance its position as a provider of global delivery and transportation services.

RESULTS OF OPERATIONS

Year Ended June 30, 1999 Compared To 1998

     Revenues. Revenues for the year ended June 30, 1999 amounted to $41,011,297 compared to $31,838,919 for the year ended June 30, 1998, an increase of 28.8%. The increase in revenues of $9,172,378 was attributable primarily to the acquisition of PONY ($4,124,229) and Fleet ($3,812,042) and to higher volume including mix of services selected by customers.

     Cost of sales. Cost of sales for the year ended June 30, 1999 amounted to $27,097,882 compared to $19,123,468 for the year ended June 30, 1998. As a percentage of sales, such costs amounted to 66.1% for the year ended June 30, 1999 compared to 60.1% for the corresponding period of the prior year. The $7,974,414 increase resulted primarily from the acquisition of PONY ($3,409,122) and Fleet, ($3,226,313), partially offset by the elimination during fiscal 1998 of marginal business and improved rates received for existing business from carriers utilized by the Company. The recent acquisitions of PONY and Fleet produce lower gross profit margins that the Company's other lines.

     Operating Expenses. Compensation and compensation related costs increased to $8,512,647 for the year ended June 30, 1999 compared to $7,178,941 during the corresponding period of the prior year. As a percentage of sales, compensation costs decreased to 20.8% during the year ended June 30, 1999 as compared to 22.5% for the corresponding period of the prior year. Of the $1,333,706 increase, approximately $433,503 relates to additional staff level personnel added with the PONY and Fleet acquisitions and $612,168 relates to the addition of senior level management personnel.

     Occupancy costs increased to $665,727 for the year ended June 30, 1999 compared to $660,742 during the prior year. Occupancy costs as a percentage of sales decreased to 1.6% during the year ended June 30, 1999 as compared to 2.1% for the corresponding period of the prior year. Communication expense amounted to $804,910 during the year ended June 30, 1999 as compared to $630,221 for the corresponding period of the prior year of which $51,448 of the change resulted from the Fleet acquisition.

     Other operating expenses for the year ended June 30, 1999 amounted to $7,334,432 compared to $3,664,570 for the year ended June 30, 1998. Of the $3,669,862 increase $1,231,550 relates primarily to the operations of PONY and Fleet, professional costs of approximately $200,000, including $50,000 relating to the Merger that was completed on October 14, 1998, increased audit fees of $82,000 and increased travel and related costs of approximately $414,000, partially offset by reductions in other operating expenses.

     The equity in the net loss of an investee was caused by the $1,598,000 write off of the Company's investment and advances to FOB as previously discussed.

Year Ended June 30, 1998 Compared to 1997

     Revenues. Revenues for the year ended June 30, 1998 amounted to $31,838,919 compared to $36,151,763 for the year ended June 30, 1997, a decrease of 11.9%. The decrease in revenues included the loss of a large customer in the United Kingdom ($900,000) and management's decision to eliminate lower margin business, which resulted in a decrease in revenue of approximately $1,400,000.

     Cost of sales. Cost of sales for the year ended June 30, 1998 amounted to $19,123,468 compared to $24,393,228 for the year ended June 30, 1997, a decrease of 21.6%. As a percentage of sales, such costs amounted to 60.1% for the year ended June 30, 1998 compared to 67.5% for the prior year. The improvement during fiscal 1998 resulted from the elimination of marginal business and improved rates received for existing business from carriers utilized by the Company.

     Operating expenses. Compensation and compensation related costs increased to $7,178,941 for the year ended June 30, 1998 compared to $6,948,756 during the prior year. As a percentage of sales compensation costs increased to 22.5% during the year ended June 30, 1998 as compared to 19.2% for the prior year.
The increase as a percentage of sales resulted from a combination of lower sales volume and wage increases as the number of employees during 1998 and 1997 was approximately the same due to the retention of certain employees in spite of the elimination of the low margin business described above.

     Occupancy costs increased to $660,742 for the year ended June 30, 1998 compared to $529,876 during the prior year. Occupancy costs as a percentage of sales increased from 1.5% during 1997 to 2.1% during 1998. During 1998, the Company moved into larger facilities in London and Sydney. Communication expense amounted to $630,221 during the year ended June 30, 1998 as compared to $615,705 for the prior year. Other operating expenses were approximately the same in both years and included increased commissions of approximately $195,000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity

     On June 3, 1999, the Company completed a financing transaction pursuant to which it borrowed $3.0 million from a group of private lenders (the "Founders Loan"). The loan is repayable on October 1, 1999; however, if the Company has not registered by October 1, 1999 the securities into which the loan may be converted, the maturity date may be extended at the option of the lenders until the earlier of (x) the date such securities are registered with the SEC or (y) January 1, 2000. The Company may prepay the loan without premium or penalty. Interest accrues on the outstanding principal amount of the loan at a rate of ten percent (10%) per annum. Interest is payable monthly commencing July 1, 1999. As security for its repayment obligations, the Company granted a security interest on all of its assets, including without limitation, the assets of any current subsidiaries and any subsidiaries which are acquired subsequent to the completion of the financing, provided, however, that such interest is junior to the interests of certain other creditors of the Company.

     At the option of the lenders, the Founders Loan's original principal amount can be converted into 600,000 shares of the Company Common Stock and three year warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. In the event that the agent for the lenders elects to extend the due date of the loan to January 1, 2000 and on such extended due date the Company has not filed a registration statement for the registration of the Common Stock and warrants into which the loan may be converted, then in lieu of any conversion rights, the lenders will be issued three year warrants to purchase up to 300,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The number of shares of the Company's Common Stock and warrants which are issuable upon conversion of the loan is subject to upward adjustment in the event of an issuance of the Company's Common Stock or securities convertible into the Company's Common Stock for less than $5.00 per share at any time while the loan is outstanding (other than pursuant to instruments outstanding prior to the funding of the loan).

     As an origination fee for the Founders Loan, the Company granted the lenders three-year warrants to purchase 375,000 shares of the Company common stock at an exercise price of $5.00 per share. In conjunction with the placement of the Founders Loan, the Company paid a facilitation fee of $150,000 and three-year warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.

     On August 13, 1999, the Company completed a $1.0 million short-term bridge financing (the "Bridge Loan"). The Bridge Loan will bear interest at 10% per annum and is due and payable on November 11, 1999. The Company paid a financing fee of $60,000 and issued 75,000 shares of its Common Stock as additional consideration. In addition, the Company granted the placement agent the right to designate a nominee to the Board of Directors. The placement agent has nominated Mr. Gerald T. Harrington as the designee.

     In addition during the month of August 1999 the Company received approximately $2,200,000 in unsecured loans due on demand. The notes bear interest at 10% per annum. The Company paid financing fees of 5% of the amounts borrowed and issued 75,750 shares of Common Stock as additional consideration plus a three-year warrant to purchase 75,000 shares of the Common Stock at an exercise price of $5.00 per share.

     As discussed earlier in this report, (See Part II, Item 5, "Recent Sales of Unregistered Securities"), the Company completed the Lancer Loan as of November 9, 1999. The Lancer Loan has provided substantially all of the Company's recent liquidity and cash resources. The terms of the Lancer Loan provide that the principal of and interest on the loan is convertible into Common Stock at a rate of $5.00 per share at any time on or before December 20, 1999. If the Lancer Loan is not repaid by December 20, 1999, any outstanding principal of or interest on the loan is convertible into Common Stock at a rate of $1.00 per share commencing December 21, 1999. If the full principal amount of the Lancer Loan remains outstanding on December 21, 1999, such loan would be convertible into 9,000,000 shares of Common Stock, which would represent 31.3% of the Company's outstanding stock, resulting in significant dilution of the positions of the current holders of the Company's Common Stock.

     The Company is not currently in a position to repay fully the Lancer Loan on or before December 20, 1999, and it is therefore likely that the Lancer Lenders will be able to convert the Lancer Loan to Common Stock at a rate of $1.00 per share as of December 21, 1999 should they wish to do so. A conversion of the Lancer Loan at $1.00 per share may result in adjustments to the conversion features of other convertible instruments previously issued by the Company, which adjustments could result in additional Common Stock being issued upon the exercise of such instruments and the possible further dilution of the positions of existing holders of Common Stock. The Company has also entered into an agreement limiting the Company's ability to issue Common Stock below specified per share prices without the prior written consent of the other party to the agreement. Issuing Common Stock to the Lancer Lenders at $1.00 per share would require the consent of the other party, the availability of which consent cannot be assured at this time.

     In addition, the Company issued to the lenders of the Lancer Loan
300,000 shares of its Common Stock and a warrant to purchase 500,000 shares of Common Stock at a price of $5.00 per share. The Lancer Loan is secured by a third priority interest in all of PONY's assets. The net proceeds will be utilized for repayment of existing debt and working capital purposes.

     Prior to its acquisition by the Company, PONY and its subsidiary entered into loan and security agreements with a financial institution which provided for borrowings up to $9 million under senior revolving credit facilities, subject to certain borrowing limits, as defined in the agreements. Amounts outstanding under the credit facilities mature May 28, 2002 and bear interest at the prime rate (8.0% at June 30, 1999) plus 1%, with interest payable monthly. The credit facilities specify a commitment fee of .25% per annum to be applied to the unused portion of the credit facilities, payable monthly in arrears. As of June 30, 1999, $5,409,801 was outstanding under the credit facilities.

     On September 29, 1999, PONY was notified that it was in default under its senior secured loan agreement whereby the bank informed PONY that interest on all loans would be charged at a default rate of interest as defined in the loan agreement. On October 6, 1999, PONY received notification from the bank that the bank would forbear enforcing its rights under the loan agreement through December 4, 1999 based on certain conditions. These new conditions include the absence of other events of default and a reduction of the maximum amount available from $8.5 million to $4.0 million by October 15, 1999. The current amount outstanding as of November 30, 1999 under the loan agreement amounted to approximately $4.0 million. On December 8, 1999, PONY and its senior secured lender reached an agreement whereby the lender agreed to (i) continue to forbear from exercising any remedies available to it on account of the previously-declared defaults under its loan agreement with PONY until March 8, 2000, and (ii) waive all previously-declared defaults upon payment by PONY of $1,000,000 (the "Paydown"). The Paydown must be made by March 8, 1999. Until PONY makes the Paydown, PONY will be required to make periodic payments of a forbearance fee which could total $100,000 depending on when the Paydown is ultimately made. Once the Paydown is made, PONY will have no further liability for the forbearance fee. Also, upon the payment by PONY of the Paydown, the loan agreement will be amended to (x) reduce the credit line available to PONY under the loan agreement to $3,000,000; (y) reset the interest rate for loans and advances under the loan agreement to the prime rate of interest plus 3.0% per annum; and (z) revise the calculation of any early termination fee payable by PONY upon the early termination of the loan agreement to provide for the calculation of any such fee on the basis of the maximum loan facility under the loan agreement on the date of such termination.

     On November 2, 1999 the Company signed an amendment to the Founders Loan, which extended the due date to July 1, 2000, in consideration for the Company reducing the $3.0 Million Loan balance by $500,000 with proceeds from the Convertible Debt described above. In addition, the Company has agreed to pay interest on the note at the rate of 18% from October 1, 1999 until November 2, 1999 and issue, as additional consideration, 150,000 shares of the Company's Common Stock. The Company also issued, to the placement agent, three-year warrants to purchase 300,000 shares of its Common Stock at an exercise price of $5.00 per share, subject to vesting based on repayment terms of the Bridge Loan.

     The amendment to the Founders Loan requires the Company to prepay $1.0 million in the event the Company receives net proceeds of at least $5.0 million from any debt transaction (other than refinancing of the Company's senior line of credit) or subsequent equity financings, and an additional $1.5 million if the net proceeds from such financings is at least $6.0 million.

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables generated from accounts in the United Kingdom, which are less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate (5.0% at June 30, 1999) plus 2.25%. Borrowings outstanding under the agreement amounted to $870,352 at June 30, 1999.

     Total cash and cash equivalents at June 30, 1999 amounted to $1,568,529.

     Net cash provided by (used in) operating activities amounted to $(984,489), $286,729 and $(3,293,115) during the years ended June 30, 1997, 1998 and 1999.
In addition to the net loss of $5,319,278 during the current fiscal year, the changes were primarily caused by fluctuations in receivables and prepaid expenses of $(665,146), $1,240,132 and $(89,853) and fluctuations in payables and accrued liabilities of $(574,321), $(1,356,475) and $197,276 during the years ended June 30, 1997, 1998 and 1999.

     Net cash used in investing activities included the acquisition of property and equipment, amounted to $315,827, $244,212 and $363,212 during the years ended June 30, 1997, 1998 and 1999 and during the current fiscal year used approximately $5.0 million for the acquisitions of PONY, FOB and Fleet.

     Net cash provided by (used in) financing activities amounted to $1,416,850, $(70,867) and $10,156,275 during the years ended June 30, 1997 1998 and 1999.
The Company received $1,466,422 from bank borrowings during the year ended June 30, 1997 and repaid $684,410 during the year ended June 30, 1998. During the year ended June 30, 1998, the Company received net proceeds in the amount of $398,158 from the sale of 451,500 shares of the Company's Common Stock at $1.14 per share. During the year ended June 30, 1999 the Company received net proceeds of $6,559,838 from the sale of shares the Company's common and preferred stock. In addition, the Company received proceeds from short-term borrowings of $4,137,268.

     At June 30, 1999, management provided a 100% valuation allowance amounting to approximately $3,293,000 against the net deferred tax asset represented by its net operating loss carry forwards due to the indeterminate nature of the Company's ability to realize this deferred asset. During the year ended June 30, 1999, the Company enhanced its liquidity through the repayment of an aggregate of $1,195,000 of outstanding indebtedness through the issuance of 597,500 shares of Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Issuance of Shares in Cancellation of Indebtedness."

     Capital Resources

     On March 5, 1999, the Company completed a private placement resulting in the issuance of an aggregate of 1,325,500 shares of Common Stock, which generated net proceeds of approximately $2.1 million. During April of 1999, the Company further enhanced its liquidity through the issuance of an aggregate of 500,890 Units consisting of an aggregate of 2,003,560 Series A Shares and warrants to purchase an aggregate of 500,890 shares of Common Stock at an exercise price of $5.00 per share which generated net proceeds of approximately $3.9 million.

     The Company expended $570,000 during July 1999 in connection with the completion of the second tier of the acquisition of the remaining 49% of the issued and outstanding shares of capital stock of FOB.

     The Company anticipates incurring capital expenditures in the amount of between $500,000 and $600,000 during the fiscal year ending June 30, 2000 in connection with the relocation of PONY to an owned facility, the relocation of the executive offices in Los Angeles and the addition and replacements of scanners and related computer equipment.

     During the year ended June 30, 1998, the Company completed a private placement offering and received net proceeds in the amount of $398,000. In connection with the Merger transaction, the Company received approximately $500,000 from the sale of EPLR shares in a private placement transaction prior to the Merger.

     In connection with its acquisition of PONY, the Company advanced approximately $3.5 million to fund PONY's operations during the months of May and June 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations and foreign currency exchange rates. The carrying value of bank debt and long-term debt approximates fair value at June 30, 1998 and 1999 since these notes substantially bear interest at floating rates based upon the lenders' "prime" rate.

     Although the Company currently bills only in U.S. and Australian dollars and British pounds, exchange rates for these and other local currencies in countries where the Company may operate in the future may fluctuate in relation to the U.S. dollar and such fluctuations may have an adverse effect on the Company's earnings or assets when local currencies are exchanged for U.S. dollars. Any weakening of the value of such local currency against the U.S. dollar could result in lower revenues and earnings for the Company. To date, gains and losses related to foreign currency transactions and foreign currency translation have not been material for the Company.

     Included in the Company's consolidated balance sheets at June 30, 1998 and 1999 are the net assets (liabilities) of the Company's United Kingdom subsidiary of approximately $410,000 and $(359,000) and the Company's Australian subsidiary of approximately $212,000, and $405,000 for the same periods.

SEASONALITY

     Company revenues in certain geographic regions appear to be subject to certain seasonal fluctuations. These seasonal fluctuations have not, to date, been apparent in the Company's overall results of operations.

INFLATION

     The Company does not believe that inflation has to date had a material impact on its operations. Significant increases in labor, or other operating costs could have a material adverse affect on the Company's results if the Company were for some reason unable to pass along cost increases due to general inflation by increasing its prices.

YEAR 2000 ISSUES

     The Company is currently addressing Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management has completed all of the systems application changes and believes that its level of preparedness is appropriate.

     Management recently replaced the accounting software used throughout the Company with an updated version which includes accounts payable and accounts receivable modules that are Year 2000 compliant. Management recently upgraded its SkyCom 2000 system with a "state of the art" Windows 95/98NT manifest tracking and tracing system with full Internet access capabilities. This new system was implemented July 1, 1999.

     The Company also relies, both domestically and internationally, upon airlines, government agencies (particularly the Federal Aviation Administration), utility companies, telecommunication service companies and other service providers outside of the Company's control. The Company is monitoring information provided by several national and international associations which pursue common Year 2000 objectives and are active in a global and industry-wide effort, to understand the Year 2000 compliance status of airports, airlines, air traffic systems, customs clearance and other U.S. and international government agencies, and common vendors and suppliers. However, there is no assurance that suppliers, governmental agencies or other third parties will not suffer a Year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition, liquidity or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This standard was adopted during fiscal 1999.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information" ("SFAS 131"), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard was adopted during fiscal 1999 and resulted in expanded financial statement disclosure.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 requires employers' disclosures about pension and other postretirement benefits plans. This standard was adopted during fiscal 1999 and resulted in expanded financial statement disclosure.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This standard will be adopted during fiscal 2000. The Company does not expect adoption of SFAS 134 to have a material effect, if any, on its consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


     The following sets forth certain information regarding each of the directors and executive officers of the Company.

        Name                   Age               Office
        ----                   ---               ------
     Byron Hogue               63         Chairman of the Board, President
                                          and Chief Executive Officer

     Vjekoslav Nizic           46         Executive Vice President - Global
                                          Business Development and Director

     Christian J. Weber        56         Chairman and Chief Executive Officer
                                          of SIL and Director

     Noel John Holmes          50         Director

     Gerald T. Harrington      41         Director

     William H. Bethell        43         Chief Financial Officer

     John Luft                 43         Vice President of Global Marketing

     The following is a brief summary of the business experience of each of the above-named individuals:

     Byron Hogue was appointed Chairman of the Board of Directors on June 17, 1999 and was named Chief Executive Officer on August 2, 1999. Effective November 1, 1999 Mr. Hogue was appointed President. Mr. Hogue held a variety of senior executive positions with Federal Express from 1973 to 1992, including Vice President - Global Operations. Between 1992 and 1995, Mr. Hogue was involved in a number of projects with the Sam Walton family. Subsequently, he has been active in personal business affairs. Mr. Hogue graduated from the University of Arkansas in 1959. Mr. Hogue was a pilot for the U.S. Marine Corps and served two tours of duty in the Vietnam War.

     Vjekoslav ("Vik") Nizic currently serves as Executive Vice President - Global Business Development. Mr. Nizic previously served as Chief Executive Officer through August 2, 1999 and Chief Operating Officer for the period August 2, 1999 through October 31, 1999. Mr. Nizic has been involved in the courier business since 1978 when he founded Skyroad Express as a domestic courier company in Australia, offering overnight and same-day service. Skyroad Express became the largest privately-owned express courier company in Australia at that time. In 1983, Mr. Nizic sold Skyroad Express and formed DPE International Pty. Ltd., an international courier providing service from Australia to the rest of the world. In 1987, Mr. Nizic sold DPE International Pty. Ltd., retaining DPE International, Inc., its U.S. subsidiary, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1995, emerging from the Chapter 11 proceedings in 1996. Mr. Nizic graduated from the University of New South Wales in Australia.

     Christian J. Weber served as the Chairman of the Board of Directors of the Company until June 17, 1999 when Mr. Byron Hogue replaced him. Mr. Weber continues to serve as a director of the Company. Mr. Weber is now the Managing Director of SIL. Mr. Weber has been involved in the courier business since 1978, when he co-found Sky Courier International, a company engaged in international courier services. In 1978, Mr. Weber was also a founder of SkyNet, and in 1980 he purchased, with partners, a controlling interest in SIL and its subsidiaries. Mr. Weber acted as the managing director of SIL since that time.

     Noel John Holmes has served as a director of the Company since November 16, 1998. Mr. Holmes is a chartered accountant and has been a partner with Holmes & Partners Pty Ltd., an accounting firm on the Gold Coast, Australia since 1974. Mr. Holmes has over 30 years of public and private accounting experience and is a fellow of the Institute of Chartered Accountants in Australia, the Taxation Institute of Australia and the Australian Institute of Company Directors, among others.

     Gerald T. Harrington has served as a Director of the Company since June 18, 1999. Mr. Harrington has served as a Managing Director of Capitol City Group, LLC, a Washington D.C. and Providence, Rhode Island-based government relations firm. Mr. Harrington is a partner in the law firm of Harrington & Hogan, LLP in Providence, Rhode Island, where he concentrates his practice in municipal finance matters. From February 1999 through November 1999, Mr. Harrington was of counsel to the law firm of Nadeau & Simmons, P.C. in Providence, Rhode Island. From 1992 to February 1999, Mr. Harrington was a partner in the law firm of McGovern Noel & Benik, Incorporated, where his practice focused on governmental relations and financial transactions. Mr. Harrington received a Bachelors of Arts degree from Yale University in 1981 and a Juris Doctor degree from the University of Pennsylvania in 1985.

     William H. Bethell was appointed Chief Financial Officer effective November 8, 1999. Prior to joining the Company Mr. Bethell held the position of Vice President Finance and Acquisitions for Aviation Holdings International, a publicly held company in the part business of the aviation industry for the period August 1999 through November 1999. In addition, Mr. Bethell was the Chief Financial Officer for Communication Corporation of America for the period August 1998 through May 1999. Mr. Bethell is a certified public accountant.
Mr. Bethell received a Bachelors of Arts degree from Dowling College in 1978 and a Juris Doctor degree from Touro College in 1984.

     John Luft joined the Company June 7, 1999 as Vice President - Global Marketing. Mr. Luft is responsible for the Company's global marketing and sales efforts. Prior to joining the Company, Mr. Luft served in various positions with Hilton Hotels Corporation, most recently as director of corporate marketing. Mr. Luft was responsible for planning, coordinating and measuring Hilton's branded marketing programs, strategic brand and product line planning and the development and management of Hilton's strategic alliances and partnerships. Mr. Luft earned a Bachelor of Arts degree in business communications with a minor in marketing from the University of Southern California in 1977.

Board of Directors

     All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The Board of Director presently consists of seven (7) members. In conjunction with the Merger, the Company agreed to maintain a Board of Directors consisting of five (5) members as follows:

     . A designee of Vincent J. Marold, a former EPLR board member and a principal stockholder of the Company.

     . Two (2) designees of Vjekoslav Nizic, Chris Weber, Deansley Limited, Fir
       Construction Pty, Ltd. and John Cathcart (the "Historic Principal Shareholders").

     . A designee of Mr. Marold's designee who shall be acceptable to the Historic Principal Shareholders.

     . One additional designee of the Historic Principal Shareholders who is acceptable to Mr. Marold's designee.

     An investment banking agreement with SPH Equities ("SPH") entered into in August 1999, requires that the Company maintain a board of directors of seven
(7) members, of which two member are to be nominated by SPH for election to the board in addition to the members appointed pursuant to the Merger Agreement. The Historic Principal Shareholders have agreed to vote for the nominees of SPH for election to the board at any annual or special meeting of the shareholders called prior to February 28, 2001.

     Mr. Nizic and Mr. Weber are the designees of the Historic Principal Shareholders and Mr. Holmes is the additional designee of the Historical Principal Shareholders. Mr. Harrington is the additional designee of Mr. Marold.

Matters of Corporate Governance

     In connection with the Company's April 1999 private placement of Units consisting of four (4) Series A Shares and one (1) Common Stock Purchase Warrant, on March 10, 1999, the Company entered into a placement agent agreement with Montrose Capital Management, Ltd., a broker-dealer registered under the Exchange Act and a member in good standing of the National Association of Securities Dealers, Inc. ("Montrose"). Pursuant to the agreement, during a "Restrictive Period" commencing March 10, 1999 and terminating on the earlier of: (i) October 30, 2000; or (ii) the date on which the Company files a periodic report with the Commission reporting net income for two (2) consecutive quarters, the Company shall not, without obtaining a prior written consent of Montrose, engage in certain transactions unless such transaction is approved by at least two (2) independent members of the Company's Board of Directors. These transactions include any merger, consolidation or acquisition whereby the Company acquires a "significant subsidiary" (as that term is defined under Commission regulations); any reorganization, liquidation, dissolution or winding up of the Company; any sale or lease or other disposition of substantially all of the Company's assets or property; or any transaction between the Company and any officer, director, person holding in excess of 5% of the Company's outstanding shares or any affiliate of such person. In addition, until the earlier to occur of (i) the expiration of the Restrictive Period; or (ii) the date on which the Company's Board of Directors includes at least two (2) independent members appointed pursuant to the Merger, Montrose shall have the right to receive notice of and attend all meetings of the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer and all other executive officers who earned more than $100,000 (salary and bonus) (the "Named Executive Officers") for all services rendered in all capacities to the Company during the fiscal years ended June 30, 1999, 1998 and 1997:

Summary Compensation Table

                                                                                           Long-Term
                                              Annual Compensation/(1)/                 Compensation Awards
                                    --------------------------------------------  -----------------------------
                                                                                   Restricted
   Name and Principal      Fiscal                                 Other Annual       Stock         Options/
        Position            Year        Salary         Bonus      Compensation       Awards        SARs (#)
-------------------------  -------  ---------------  ---------  ----------------  ------------  ---------------
Vjekoslav Nizic/(2)/          1999         $187,726         --                --            --       250,000/(3)/
President and Chief           1998         $128,863         --                --            --            --
Executive Officer             1997         $ 58,692         --                --            --            --

Christian J. Weber            1999         $183,836         --                --            --        50,000/(4)/
Chairman of SIL               1998         $199,980    $20,625                --            --            --
                              1997         $196,350    $48,950                --            --            --

Martin G. Paravato/(5)/       1999         $128,585    $25,000                --            --       150,000
Chief Financial Officer,      1998               --         --                --            --            --
Secretary and Treasurer       1997               --         --                --            --            --


Andrew Lovell/(6)/            1999         $147,932         --                --            --       150,000
Chief Operating Officer       1998               --         --                --            --            --
until August 31, 1999         1997               --         --                --            --            --

__________________________
(1) With respect to each of the executive officers named in the table, if not separately reported, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the total annual salary and bonus reported for such executive officer.
(2) As of November 11, 1999, Mr. Nizic's position with the Company is Executive Vice President - Global Business Development.
(3) Does not reflect 700,000 options granted to Mr. Nizic in conjunction with the Merger.
(4) Does not reflect 700,000 options granted to Mr. Weber in conjunction with the Merger, which were subsequently transferred to one of the Company's principal stockholders.
(5)  Mr. Paravato employment terminated on October 14, 1999.
(6)  Mr. Lovell's compensation was paid to Tradeserv 94, Inc., of which Mr.
     Lovell is the sole shareholder.   Mr. Lovell's employment terminated on
     August 24, 1999.

Employment Arrangements

     The Company has employment agreements with each of Messrs. Nizic, Hogue, Weber and Luft. Mr. Hogue is employed for an initial term of one year, with his employment being renewed automatically unless notice of intention to not renew is received prior to the ninetieth day prior to the end of the current term. Mr. Hogue's annual base salary is $175,000. Messrs. Nizic and Weber are employed for terms of three (3) years commencing October 14, 1998, at annual base salaries of $175,000 and $200,000, respectively. Mr. Luft is employed for a term of two (2) year, commencing June 7, 1999, at an annual base salary of $125,000, plus a car allowance of $9,600 and an annual bonus of $37,500. In addition, Mr. Luft received $55,200 to compensate him for the value of lost stock options from his previous employer. Each of Messrs. Nizic, Hogue, Weber and Luft are entitled to participate in the Company's fringe benefit, bonus, profit-sharing and incentive plans adopted by the Company. They are also entitled to reimbursement for certain Company-related travel expenses, including use of an automobile and related expenses.

     The employment agreements contain standard confidentiality and non-compete clauses which preclude the officers from competing directly or indirectly with the Company or soliciting any customer of the Company for the term of the agreement and, with respect to Messrs. Weber and Nizic, for a two (2) year period thereafter and with respect to Mr. Hogue.

Stock Incentive Plan; Outstanding Options

     The Company's Board of Directors and stockholders adopted the "Skynet Holdings, Inc. 1998 Stock Incentive Plan" (the "1998 Plan") during November 1998. The 1998 Plan covers the greater of 1,609,900 or 10% of the total number of shares of the Company's Common Stock outstanding on each December 31, beginning on December 31, 1998, provided, however, that the foregoing formula
                                --------  -------
shall never result in a decrease in the maximum number of shares available under the 1998 Plan. Under its terms, officers, directors, key employees and consultants of the Company are eligible to participate in the 1998 Plan. The 1998 Plan permits: (i) the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code");
(ii) the grant of non-qualified stock options; (iii) the issuance or sale of Common Stock, with or without vesting or other restrictions; (iv) the grant of Common Stock upon the attainment of specified performance goals; and (v) the grant of stock appreciation rights ("SARs"). The 1998 Plan contains certain limitations on the maximum number of Shares of Common Stock that may be awarded to any one individual in any calendar year for the purposes of Section 162(m) of the Code.

     The 1998 Plan is administered by the Board of Directors or a committee consisting of no less than three members designated by the Board of Directors (the "Plan Administrator".) Subject to the provisions of the 1998 Plan, the Plan Administrator has full power and authority to determine, from among the persons eligible for grants or awards under the 1998 Plan: (i) the individuals to whom grants or awards will be made; (ii) the combination of grants or awards to participants; and (iii) the specific terms of each grant or award. Incentive stock options may be granted only to officers or other employees of the Company or its subsidiaries, including members of the Board of Directors who are also employees of the Company or its subsidiaries.

     Incentive stock options granted under the 1998 Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1998 Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and the exercise price of an incentive stock option granted to such a stockholder may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified stock options may be granted on terms determined by the Plan Administrator. SARs, which give the holder the privilege of surrendering such rights for the appreciation in the Company's Common Stock between the time of grant and the surrender, may be granted on any terms determined by the Plan Administrator.

     Incentive stock options granted under the 1998 Plan are non-transferable, except upon death, by will or by operation of the laws of descent and distribution, and may be exercised during the employee's lifetime only by the optionee. Under the terms of the 1998 Plan, the aggregate fair market value (determined as of the date of grant) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of the Company and any parent and subsidiary corporation of the Company) may not exceed $100,000.

     Options granted under the 1998 Plan may be exercised within 12 months after the date of an optionee's termination of employment by reason of death or disability, or within three months after the date of termination by reason of retirement or voluntary termination approved by the Plan Administrator, but only to the extent the option was otherwise exercisable on the date of termination.

     The 1998 Plan will expire on November 1, 2008, unless terminated earlier by the Board of Directors. The 1998 Plan may be amended by the Board of Directors without stockholder approval, except that, in general, no amendment that increases the maximum aggregate number of shares that may be issued under the 1998 Plan, decreases the minimum exercise price of options provided under the Plan, or changes the class of employees who are eligible to participate in the 1998 Plan, shall be made without the approval of a majority of the stockholders of the Company. None of the above actions, if taken, may adversely affect any right or obligation regarding any grants or awards previously made under the 1998 Plan without the written consent of the recipient. In the event of any changes in the capital structure of the Company, such as a stock dividend or split-up, the Board of Directors must make equitable adjustments to outstanding unexercised awards to that the net value of the award is not changed.

     As of November 11, 1999 options to purchase 973,600 shares of Common Stock have been granted and are outstanding under the 1998 Plan. In addition to the options granted under the 1998 Plan, the Company also granted non-options and warrants through November 11, 1999 to purchase 4,923,439 shares of Common Stock in accordance with the following table:

          Exercise Price                           Life
             Per Share             Shares         (years)
          -----------------------------------------------
               $3.00               1,932,549       4.67
               $3.31                 927,600       9.50
               $5.00               2,300,890       3.00
               $6.50                 600,000       3.50
               $7.38                  11,000       9.75
               $7.75                  90,000       3.50
               $8.13                  35,000       9.75
                                -------------------------
          $3.00 to $8.13           5,897,039    3 to 9.75
                                =========================

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during the twelve months ended June 30, 1999:

                                            Individual Grants                        Potential Realizable
                        ---------------------------------------------------------
       Name                Number of      % of Total                                   Value at Assumed
       ----
                          Securities     Options/SARs                                Annual Rates of Stock
                          Underlying      Granted to     Exercise                      Price Appreciation
                         Options/SARs   Employees in      or Base     Expiration        for Option Term
                                                                                        ---------------
                          Granted (#)    Fiscal Year    Price ($/Sh)     Date              5%             10%
                        -------------    -----------    ------------  -----------          --             ---
Vjekoslav Nizic/(1)/        250,000         15.0%         $ 3.3125    11/01/2008      $ 2,420,000    $ 4,109,000
Christian J. Weber/(2)/      50,000          3.0%         $ 3.3125    11/01/2008      $   484,000    $   822,000
Martin G. Paravato          150,000          9.0%         $ 3.3125    11/01/2008      $ 1,451,000    $ 2,465,000

______________
 (1) Does not reflect 700,000 options granted to Mr. Nizic in conjunction with the Merger.
 (2) Does not include 400,000 options, which Mr. Weber acquired from Synergy Group International, Inc. Does not include 700,000 shares issuable upon the exercise of options granted in connection with the Merger.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth certain information regarding exercises of stock options by the Named Executive Officers during the twelve months ended June 30, 1999 and the value of unexercised options at June 30, 1999:

                                                        Number of Securities        Value of Unexercised
                                                       Underlying Unexercised           In-the-Money
                                                           Options/SARs at            Options/SARs at
                                                               FY-End                     FY-End
                                                       ------------------------    ----------------------------
                         Shares
                      Acquired on        Value                                         ($)             ($)
Name                    Exercise       Realized     Exercisable   Unexercisable    Exercisable    Unexercisable
----                    --------       --------     -----------   -------------    -----------    -------------
Vjekoslav Nizic           --              --          83,333         866,667       $ 422,000      $ 4,606,000
Christian J. Weber        --              --          16,667         433,333       $  84,000      $ 2,319,000
Martin G. Paravato        --              --          50,000         100,000       $ 253,000      $   506,000

Directors' Compensation

     Directors who are officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors receive annual compensation of $3,000, a fee of $300 for each meeting attended (and $250 for each committee meeting attended) and reimbursement of reasonable expenses incurred in attending meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 9, 1999, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group:

          Name and Address of                        Amount of                Percent of
          Beneficial Owner/(1)/               Beneficial Ownership/(2)/         Class
          ---------------------               ------------------------          -----
          Vjekoslav Nizic                         6,817,545/(3)/                  34.7%
          Christian J. Weber                        216,667/(4)/                   1.1%
          Byron Hogue                               100,000/(5)/                     *
          Noel John Holmes                          335,000/(6)/                   1.7%
          John Cathcart                           1,616,667/(7)/                   8.3%
          Vincent J. Marold                       1,680,151/(8)/                   8.6%
          Nevada Fleet Management, Inc.           1,303,374                        6.7%
          Michael Lauer                           1,425,000/(10)/                  7.3%
          All Directors, and Executive
            Officers as a Group (5 persons)       7,369,211                       37.6%

______________________
*Represents less than 1% of the outstanding shares of Common Stock.

 (1) The address of Vjekoslav Nizic, John T. Luft, Byron Hogue is c/o the Company, 343 South Glasgow Avenue, Inglewood, California 90301, the address of Christian J. Weber and John William Murray Clark is c/o Skynet International Limited, Stockley Close, West Drayton, England, UB7 9BL, the address of Noel John Holmes is PO Box 320, Coolangatta, QLD 4225, Australia, the address of John Cathcart is 774 Mays Boulevard #10-450, Incline Village, NV 89451, the address of Vincent J. Marold is c/o Synergy Group International, Inc. 3725 East Sunrise Drive, Tucson, Arizona 85718, Michael Lauer's address is c/o Lancer Partners, LP, 375 Park Avenue, Suite 2006, New York, NY 10152.

 (2) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Exchange Act, and accordingly, may include securities owned by and for among others the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the date of this filing pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 19,575,094 shares of Common Stock outstanding as of November 11, 1999.

 (3) Includes 2,721,023 shares of Common Stock held by Fir Construction Pty. Ltd., of which Mr. Nizic is the managing director plus 83,333 shares issuable upon exercise of options exercisable presently and within 60 days of the date of the table. Includes 400,000 shares of Common Stock held by Mr. Nizic's adult brother over which Mr. Nizic has sole voting power. Also includes 3,425,879 shares which are subject to an irrevocable proxy in favor of Mr. Nizic which vests Mr. Nizic with the sole power to vote such shares with respect to the election of directors and any amendment to the Company's Certificate of Incorporation or Bylaws which
       (i) affects the size or composition of the Board of Directors of the Company. Does not include 700,000 shares issuable upon the exercise of options subject to vesting commencing October 14, 2000.

 (4) Consists of 200,000 shares of Common Stock owned of record by Deansley Limited an affiliate of Mr. Weber plus 16,667 shares issuable upon exercise of options exercisable presently and within 60 days of the date of the table. Does not include 400,000 shares issuable upon exercise of options subject to vesting commencing October 14, 1999, which Mr. Weber acquired from Synergy Group International, Inc.

 (5) Consists of 100,000 shares issuable upon exercise of options exercisable presently and within 60 days of the date of the table.

 (6) Consists of 335,000 shares held by Pearlgold Pty Ltd., an entity affiliated with Mr. Holmes.

 (7) Includes 50,000 shares held of record by Mr. Cathcart which are subject to options granted by Mr. Cathcart to third parties plus 16,667 shares issuable upon exercise of options exercisable presently and within 60 days of the date of the table. Does not include 700,000 shares issuable upon the exercise of options transferred from Mr. Weber, which are subject to vesting commencing October 14, 2000.

 (8) Includes 250,000 shares held of record by Synergy Group International, Inc. of which Mr. Marold is the sole shareholder. Does not include 170,000 shares held of record by adult family members of Mr. Marold and 100,000 shares held by a family trust, of which Mr. Marold has a 20% beneficial interest.

 (9) Consists of 440,000 shares issuable upon conversion of Series A Shares and 325,000 shares upon exercise of warrants owned of record by Lancer Partners, LP and 660,000 shares issuable upon conversion of Series A Shares owned of record by Lancer Offshore, Inc. Mr. Lauer acts as investment manager of each of these entities.

Material Voting Arrangements

     Pursuant to the Merger, the Historic Principal Shareholders who held as of the closing of the Merger, an aggregate of 8,673,128 shares of the Company's Common Stock, have agreed that until October 14, 2000, they will vote their shares at every annual meeting of stockholders, at any special meeting of stockholders called for the purpose of electing directors, or action by written consent or otherwise take such action as is required, to vote for and elect a Board of Directors in the manner described below in the section captioned "DIRECTORS AND EXECUTIVE OFFICERS - Board of Directors." In addition, the Historic Principal Shareholders have also agreed not to vote their shares to amend the Company's Bylaws or Certificate of Incorporation in a manner inconsistent with the provisions described below in the section captioned "DIRECTORS AND EXECUTIVE OFFICERS - Matters of Corporate Governance." On February 26, 1999, Christian J. Weber and his affiliates, Deansley Ltd. and Moontown Ltd., privately sold an aggregate of 3,425,879 shares of Common Stock to certain institutional investors. The purchasers of such shares have executed an irrevocable proxy in favor of Mr. Nizic vesting him with the sole power to vote such shares in the manner described above until no later than on or about May 19, 2001. See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS."

Restrictions Upon Resale

     Merger Agreement.  In addition to any prohibition on transfers or sales
     -----------------
under applicable federal or state securities laws, the Historic Principal Shareholders may not sell, transfer, encumber or otherwise dispose of the shares of the Company's Common Stock issued to them in the Merger until October 14, 2000. Not withstanding the foregoing, subject to compliance with applicable federal and state securities laws and regulations, during the one year period commencing October 14, 1999, each Historic Principal Shareholder shall be permitted to sell up to 50,000 additional shares of the Company's Common Stock. However, any sale of such shares prior to October 14, 1999 shall be on terms and to parties reasonably acceptable to Mr. Marold's designee to the Company's Board of Directors. See "DIRECTORS AND EXECUTIVE OFFICERS - Board of Directors."

     Puglisi Lock-up Agreement.  In connection with a private placement of
     --------------------------
1,325,500 shares of Common Stock (the "Private Placement"), the directors and executive officers of the Company entered into lock up agreements (the "Puglisi Lock-Up Agreement") with Puglisi Howells & Co., Inc. ("Puglisi"). Under the Puglisi Lock-Up Agreement, such executive officers and directors have agreed not to directly or indirectly, offer for public sale, publicly sell, or otherwise publicly dispose of, any shares of Common Stock which they may own legally or beneficially for a lock-up period commencing February 19, 1999 and terminating on the last to occur of: (i) August 19, 2000; (ii) the date ninety (90) days after the effectiveness of a registration statement covering the resale of the shares sold in the Private Placement; and (iii) the date ninety (90) days after the effectiveness of a registration statement covering the shares issuable upon exercise of the warrants issued to Puglisi; however, in any event, such lock-up period shall expire no later than May 19, 2001. Notwithstanding the above, during such lock-up period, the executive officers and directors are permitted to: (i) with the consent of a majority of the Company's disinterested directors, engage in private resales, pledges or gifts of the shares so long as the purchaser, pledgee or donee acquiring the shares agrees to hold such shares in accordance with the restrictions identified herein for the remainder of the lock-up period applicable to such shares; or (ii) engage in private transfers or gifts of the shares to "affiliates" (as the term is defined under the Exchange
Act) or family members, so long as the transferee or donee acquiring the shares agrees to hold such shares in accordance with the restrictions identified herein for the remainder of the lock-up period applicable to such shares.

     Additional Lock-up Agreements.  In connection with the Private Placement,
     ------------------------------
holders of 1,000,000 shares of Common Stock offered therein have agreed not to directly or indirectly offer for public sale, publicly sell, or otherwise publicly dispose of such shares without the prior written consent of the Placement Agent for a lock-up period commencing on February 19, 1999 and terminating sixty (60) days after the later of (i) the date the shares of Common Stock issued in the Private Placement are first eligible for public resale under either SEC Rule 144 or pursuant to an effective registration statement under the Securities Act; or (ii) the effectiveness of a registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the warrants issued to the Placement Agent; however, in any event, such lock-up period shall expire no later than on or about May 19, 2000. With the consent of a majority of the disinterested members of the Company's Board of Directors, third-party private resales, pledges or gifts of these shares will be permitted as long as the purchaser, pledgee or donee of any such shares agrees to remain bound by the aforesaid restrictions upon resale for the remainder of the lock-up period applicable to such shares. Private transfers or gifts to affiliates or family members are also permitted as long as the transferee or donee of any such shares agrees to remain bound by the aforesaid restrictions upon resale for the remainder of the lock-up period applicable to such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Waiver of Lock-Up, Consent to Sale of Shares; and Release from Escrow

     On February 26, 1999 the Company waived the application of the lock-up provisions of the Merger Agreement in order to permit (i) Christian J. Weber and his affiliates, Deansley Limited and Moontown Ltd., to privately sell an aggregate of 3,425,879 shares of Common Stock (the "Weber Shares"); (ii) Mr. Nizic to sell 100,000 shares of Common Stock (the "Nizic Shares"); and (iii) Mr. Cathcart to sell 500,000 shares of Common Stock to certain institutional investors in separate privately negotiated transactions. On March 15, 1999, the Company waived the lock-up provisions of the Merger Agreement in order to permit Mr. Nizic to sell 400,000 shares of Common Stock (the "Additional Nizic Shares") to his brother in a private negotiated transaction. The Company also consented to the transfer of the Weber Shares, Nizic Shares and Additional Nizic Shares in accordance with the Placement Agent Lock-Up Agreement (as defined above) in consideration of the purchasers of such shares being bound by the Placement Agent Lock-Up Agreement which prohibits the transfer or sale of such shares until no later than on or about May 19, 2001. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Restrictions Upon Resale." Finally, the Company released 205,996 of the Weber Shares from Escrow.

Extension of Date for Surrender of Shares

     On February 26, 1999, the Company agreed to extend the deadline for EPLR to raise net proceeds of at least $2.5 million until March 31, 1999. This extended the date on which certain shares of Common Stock held by certain historical stockholders of EPLR, including Vincent J. Marold, a principal stockholder of the Company, will be subject to forfeiture and cancellation. EPLR subsequently raised such proceeds and the shares have been released from escrow.

Issuance of Shares in Cancellation of Indebtedness

     On December 1,1998, the Company issued 335,000 shares of its Common Stock to Pearlgold Pty Ltd, an entity affiliated with Noel Holmes, a director of the Company, in exchange for the cancellation of $670,000 short-term indebtedness.

     On December 1, 1998, the Company issued 162,500 shares of its Common Stock to Andrew Lovell, an officer, in exchange for the cancellation of $325,000 short-term indebtedness.

Transactions with Principal Stockholder

     In October 1998, in connection with the Merger, the Company repaid $100,000 to John Cathcart, a principal stockholder. Mr. Cathcart had advanced these funds to the Company in September 1997 pursuant to a non-interest bearing promissory note. In addition, during fiscal year 1999, the Company paid Mr. Cathcart consulting fees amounting to $76,000.

     On August 2, 1999, Pearlgold Pty. Ltd. (an entity affiliated with Noel Holmes, a director of the Company) loaned the Company $687,675 pursuant to the terms of unsecured promissory note from the Company. The loan bears interest at the rate of 10% per annum and is payable on demand. In conjunction with this loan, the Company issued 49,013 shares of Common Stock plus a financing fee of $32,675 as additional consideration.

Agreements with Officers and Directors

     The Company has entered into employment agreements with Messrs. Nizic, Hogue, Weber and Luft and option agreements with Messrs. Nizic, Hogue and Weber. See "EXECUTIVE COMPENSATION - Employment Arrangements" and "Stock Incentive Plan; Outstanding Options".

Sale of Shares and Options to Principal Stockholder

      As part of an overall private placement of 1,325,500 shares of Common Stock In September 1998, the Company issued 1,030,151 shares to Vincent J. Marold, 100,000 shares to Marold Investments LLC, an entity affiliated with Mr. Marold, and 170,000 shares to immediate family members of Mr. Marold. This offering was undertaken by EPLR prior to the execution and closing of the definitive merger agreement with Skynet Nevada. At that time, Mr. Marold was the sole officer and director of EPLR. These shares were issued on the same terms and conditions as all other shares in such private placement. In connection with the Merger, the Company issued options to purchase shares of Common Stock to Synergy Group International, Inc. of which Mr. Marold is the sole shareholder. See "EXECUTIVE COMPENSATION - Stock Incentive Plan; Outstanding Options".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements

               Report of Independent Certified Public Accountants       F-1
               Consolidated Financial Statements:
                 Balance Sheets                                         F-2
                 Statements of Operations                               F-3
                 Statements of Stockholders' Equity (Deficiency)        F-4
                 Statements of Cash Flows                               F-5
                 Notes to Financial Statements                          F-6

    (a)(2)     Financial Statement Schedules

               All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

     (a)(3)    Exhibits

                 The following exhibits are filed in the order hereinafter listed:

                                                                                                Method
      No.      Exhibit                                                                         of Filing
      ---      -------                                                                         ---------
       2.1     Agreement and Plan of Merger ("Merger Agreement"), dated as of September 28, 1998, among Skynet Holdings, Inc., EPL Resources
               (Delaware) Corp., Christian J. Weber, Deansley Limited, John E.
               Cathcart, Vjekoslav Nizic and FIR Construction Pty. Ltd.                           (1)

       2.2     First Amendment to Merger Agreement, dated October 8, 1998                         (1)

       2.3     Agreement for the Sale and Purchase of the entire issued share capital of Freight on Board International Limited dated April 12,
               1999 by and among SkyNet Holdings, Inc., Mr. J.W.M. Clark and the
               remaining shareholders of Freight on Board International Limited.                  (2)

       2.4     Stock Purchase Agreement dated as of May 27, 1999 ("Pony Agreement")
               by and among the Company, Pony Express Delivery Services, Inc. ("Pony"),
               Mustang Holdings, Inc. ("Mustang"), Mustang Investment Partners, LLC
               ("MIP"), Greenstreet Pony Partners, LLC, ("GPP"), C.M. "Connie" Carson
               and Diana Carson, as Trustees of the Carson Family Trust (the "Carson
               Trust") and Richard L. Williams ("Williams")                                       (3)

       2.5     Amendment No. 1 to Pony Agreement                                                  (3)

       3.1     Certificate of Incorporation, as amended                                           (1)

       3.2     Certificate of Merger                                                              (1)

       3.3     Bylaws                                                                             (1)

       3.4     Amendment to Bylaws dated November 2, 1999                                          *

       3.5     Amendment to Bylaws dated November 2, 1999                                          *

                                                                                                Method
      No.      Exhibit                                                                         of Filing
      ---      -------                                                                         ---------
      3.6      Certificate of Designation of Series A Convertible Preferred Stock                  (1)

      3.7      Certificate of Designation of Series B Convertible Preferred Stock                  (3)

     10.1      Employment Agreement dated October 14, 1998, between the Company and
               Vjekoslav Nizic                                                                     (1)

     10.2      Amendment No. 1 to Vjekoslav Nizic Employment Agreement dated as of
               August 2, 1999                                                                       *

     10.3      Amendment No. 2 to Vjekoslav Nizic Employment Agreement dated as of
               November 1, 1999                                                                     *

     10.4      Employment Agreement dated October 14, 1998, between the Company and
               Christian J. Weber                                                                  (1)

     10.5      Employment Agreement dated June 7, 1999, between the Company and
               John T. Luft                                                                         *

     10.6      Employment Agreement dated June 18, 1999 between the Company and
               Byron Hogue                                                                          *

     10.7      Amendment No. 1 to Byron Hogue to Employment Agreement dated as of
               August 2, 1999.                                                                      *

     10.8      Option to Purchase 700,000 Shares of Common Stock of the Company
               granted to Vjekoslav Nizic                                                          (1)

     10.9      Option to Purchase 700,000 Shares of Common Stock of the Company
               granted to Christian J. Weber                                                       (1)

     10.10     Option to Purchase 400,000 Shares of Common Stock of the Company
               granted to Synergy Group International, Inc. ("Synergy")                            (1)

     10.11     Option to Purchase 600,000 Shares of Common Stock of the Company
               granted to Byron Hogue                                                               *

     10.12     Escrow Agreement, dated October 14, 1998, among the Company, Synergy,
               certain shareholders of Synergy and the Company as Escrow Agent                     (1)

     10.13     Escrow Agreement, dated October 14, 1998, among the Company, Synergy,
               Vjekoslav Nizic, John E. Cathcart, Christian J. Weber, Deansley
               Limited, Fir Construction Pty Limited, the principal shareholders of
               Skynet Holdings, Inc. and EPL Resources (Delaware) Corp.                            (1)

     10.14     Consulting Agreement dated August 24, 1998 between Tradeserv 94, Inc.
               and the Company                                                                     (1)

     10.15     The Company's 1998 Stock Incentive Plan                                             (1)

     10.16     Asset Purchase Agreement dated March 11, 1999 by and among Skynet
               Holdings, Inc., and Fleet Acquisition Corp. as the Buyers and Nevada
               Fleet Management, Inc. as Seller                                                    (1)

     10.17     Vehicle Purchase Agreement dated March 15, 1999 by and among Skynet
               Holdings, Inc. and Fleet Acquisition Corp. as the Buyers and Nevada
               Yellow Cab Corporation and Nevada Checker Cab Corporation and Nevada
               Star Cab Corporation as Sellers.                                                    (1)

     10.18     Registration Rights Agreement dated April 12, 1999, by and among
               SkyNet Holdings, Inc., J.W.M. Clark and certain other shareholders of
               Freight on Board International, Limited.                                            (2)

                                                                                                Method
      No.      Exhibit                                                                         of Filing
      ---      -------                                                                         ---------
     10.19     Tax Covenant Agreement dated April 12, 1999, by and among SkyNet
               Holdings, Inc. and J.W.M. Clark, D.V. Amos and C.S. Brooker, the
               principal shareholders of Fright on Board International Limited.                   (2)

     10.20     Service Agreement dated April 12, 1999 by and among the Company, Sky
               International Limited and J.W.M. Clark                                             (2)

     10.21     Registration Rights Agreement among the Company, Mustang, GPP, MPP,
               the Carson Trust and Williams.                                                      *

     10.22     Loan and Security Agreement by and between Pony and NationsCredit
               Commercial Corporation through its NationsCredit Commercial Funding
               Division (the "NationsCredit Loan Agreement") dated as of May 29, 1998.             *

     10.23     First Amendment to NationsCredit Loan Agreement dated September 30, 1998.           *

     10.24     Second Amendment to NationsCredit Loan Agreement dated October 20, 1998.            *

     10.25     Third Amendment to NationsCredit Loan Agreement dated June 18, 1999.                *

     10.26     Loan and Security Agreement by and between Courier Express, Inc. and
               NationsCredit Commercial Corporation through its NationsCredit Commercial
               Financing Division dated as of October 18, 1998 ("Courier Express Loan
               Agreement").                                                                        *

     10.27     First Amendment to Courier Express Loan Agreement dated as of June 18, 1999.        *

     10.28     Guaranty Agreement of the Company for the benefit of NationsCredit Commercial
               Corporation (guaranty of Courier Express Loan Agreement dated June 18, 1999.        *

     10.29     Guaranty Agreement of SkyNet Holdings, Inc. for benefit of NationsCredit
               Commercial Corporation dated June 18, 1999.                                         *

     10.30     Loan Agreement between Founders Equity Group, Inc. and the Company dated
               as of June 2, 1999.                                                                 *

     10.31     Amendment 1 to the Loan Agreement between Founders Equity Group, Inc.
               and the Company dated as of November 3, 1999.                                       *

     10.32     Promissory Note between Pearlgold Pty. Ltd. and the Company dated as of
               August 2, 1999                                                                      *

     10.33     $9.0 Million Loan Agreement between the Company and Lancer Offshore, Inc.,
               Lancer Partners, LP, and Michael Lauer dated as of November 9, 1999.                *

     10.34     Fourth Amendment to NationsCredit Loan Agreement dated December 8, 1999.            *

     21.1      Subsidiaries of the Registrant                                                      *

     27        Financial Data Schedule                                                             *

_____________________
(1) Filed as an Exhibit to the Company's Registration Statement on Form 10 filed on March 23, 1999.
(2) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 12, 1999.
(3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 17, 1999 (as amended).
 *   Filed herewith.

b)   Reports on 8-K

          The following Current Reports on Form 8-K were filed during the three months ended June 30, 1999:

               1. Current Report on Form 8-K dated April 12, 1999 reporting under Item 2, the acquisition of Freight on Board International.

               2. Current Report on Form 8-K dated June 17, 1999 reporting under Item 2, the acquisition of PONY Express Delivery Services, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 10th day of December 1999.

                                SKYNET HOLDINGS, INC.

                                By: /S/ BRYON HOGUE
                                   ------------------------------------------
                                    Bryon Hogue, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                           Date
---------                   -----                           ----

/S/ BYRON HOGUE             Chairman of the Board           December 10, 1999
----------------------      President
Byron Hogue                 Chief Executive Officer
                            (Principal Executive Officer)


/S/ VJEKOSLAV NIZIC         Vice President-Global           December 10, 1999
---------------------       Operations and Director
Vjekoslav Nizic


/S/ WILLIAM H. BETHELL      Chief Financial Officer         December 10, 1999
-----------------------     (Principal Accounting Officer)
William H. Bethell


/S/ NOEL HOLMES             Director                        December 10, 1999
------------------
Noel Holmes


/S/ GERALD T. HARRINGTON    Director                        December 10, 1999
------------------------
Gerald T. Harrington


/S/ CHRISTIAN J. WEBER      Director                        December 10, 1999
-------------------------
Christian J. Weber

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Board of Directors and
Stockholders of
Skynet Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Skynet Holdings, Inc. and subsidiaries as of June 30, 1998 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The Company believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skynet Holdings, Inc. and subsidiaries as of June 30, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP


September 23, 1999 (except for Notes 4, 5 and
   13 which are as of December 8, 1999)
Los Angeles, California

                             SKYNET HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,
                                                                       ----------------------------------
                                                                             1998                1999
                                                                       ----------------------------------
Assets (Note 4)
Current assets
 Cash and cash equivalents                                             $      337,314      $    1,568,529
 Accounts receivable - trade, net of allowance for
  doubtful accounts of $734,257 and $2,800,336 (Note 12)                    5,646,209          15,075,002
 Receivables - other                                                           11,009             416,455
 Prepaid expenses and other                                                    66,430           1,300,738
                                                                       ----------------------------------
       Total current assets                                                 6,060,962          18,360,724

Property and equipment, net (Notes 2, and 3)                                  704,296           8,294,361
Goodwill, net (Note 2)                                                              -          16,459,969
Intangible and other assets, net (Note 2)                                     120,557           1,400,107
                                                                       ----------------------------------

                                                                       $    6,885,815      $   44,515,161
                                                                       ==================================

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
 Accounts payable                                                      $    5,560,712      $   16,994,751
 Short-term debt (Note 4)                                                     970,012           9,280,153
 Other accrued liabilities                                                    107,514           5,237,167
 Accrued payroll                                                              209,368           3,557,466
 Accrued income taxes                                                          34,993              65,758
 Current portion of long-term debt (Note 5)                                   236,619             530,509
                                                                       ----------------------------------
       Total current liabilities                                            7,119,218          35,665,804
                                                                       ----------------------------------
Long-term debt, net of current portion (Note 5)                               452,822             859,723
                                                                       ----------------------------------

Commitments and contingencies (Note 8)

Stockholders' Equity (Deficiency) (Note 6)
 Convertible preferred stock, $.0001 par value, 5,000,000
    shares authorized; 2,450,000 and 2,852,368, shares issued
    and outstanding (liquidation preference $11,298,000)                          245                 285
 Common stock, $.0001 par value, 50,000,000 shares authorized;
    7,451,000 and 19,504,618 shares issued and outstanding                        745               1,950
 Additional paid-in capital                                                   402,568          14,326,215
 Foreign currency translation adjustment                                       53,332             123,577
 Accumulated deficit                                                       (1,143,115)         (6,462,393)
                                                                       ----------------------------------
       Total stockholders' equity (deficiency)                               (686,225)          7,989,634
                                                                       ----------------------------------

                                                                       $    6,885,815      $   44,515,161
                                                                       ==================================

                    See accompanying notes to consolidated financial statements.

                             SKYNET HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year ended June 30,
                                                          ---------------------------------------------------
                                                                1997               1998              1999
                                                          ---------------------------------------------------
Revenues                                                  $  36,151,763     $   31,838,919     $   41,011,297
Cost of sales                                                24,393,228         19,123,468         27,097,882
                                                          ---------------------------------------------------
Gross profit                                                 11,758,535         12,715,451         13,913,415
                                                          ---------------------------------------------------
Operating expenses
 Compensation                                                 6,948,756          7,178,941          8,512,647
 Occupancy costs                                                529,876            660,742            665,727
 Communication expense                                          615,705            630,221            804,910
 Other operating expenses                                     3,693,705          3,664,570          7,334,432
                                                          ---------------------------------------------------
Total operating expenses                                     11,788,042         12,134,474         17,317,716
                                                          ---------------------------------------------------
Income (loss) from operations                                   (29,507)           580,977         (3,404,301)

Other income (expense)
 Interest expense                                              (169,817)          (199,714)          (234,062)
 Loss on equity investee (Note 2)                                     -                  -         (1,598,210)
 Other                                                           74,056            (29,809)          (173,089)
                                                          ---------------------------------------------------
Income (loss) before income taxes                              (125,268)           351,454         (5,409,662)
 Income tax (expense) benefit (Note 7)                           85,600           (185,404)            90,384
                                                          ---------------------------------------------------

Net income (loss)                                         $     (39,668)    $      166,050     $   (5,319,278)
                                                          ===================================================

Net income (loss)                                         $     (39,668)    $      166,050     $   (5,319,278)

Foreign currency translation adjustments                         (4,107)            43,036             70,245
                                                          ---------------------------------------------------
Comprehensive income (loss)                               $     (43,775)    $      209,086     $   (5,249,033)
                                                          ===================================================

Basic income (loss) per common share                      $       (0.01)    $         0.02     $        (0.32)

Diluted earnings (loss) per common share                          (0.010              0.02              (0.32)
                                                          ===================================================
Basic weighted average number
   of common shares outstanding                               7,000,000          7,346,500         16,742,625

Diluted weighted average number
   of common shares outstanding                               7,000,000          9,796,500         16,742,625
                                                          ===================================================

                    See accompanying notes to consolidated financial statements.

                             SKYNET HOLDINGS, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                        Foreign
                                                   Convertible                                         Additional      Currency
                                                Preferred Stock                Common Stock             Paid-In       Translation
                                            ------------------------     -----------------------
                                               Shares       Amount         Shares        Amount         Capital       Adjustment
                                            -------------------------------------------------------------------------------------
Balance, July 1, 1996                         2,450,000        $ 245      7,000,000         $  700     $     4,455      $ 14,403
Foreign currency adjustment                           -            -              -              -               -        (4,107)
Net loss                                              -            -              -              -               -             -
                                            -------------------------------------------------------------------------------------
Balance, June 30, 1997                        2,450,000          245      7,000,000            700           4,455        10,296

Sale of Common Stock (Note 6)                         -            -        451,500             45         398,113             -
Foreign currency translation adjustment               -            -              -              -               -        43,036
Net income                                            -            -              -              -               -             -
                                            -------------------------------------------------------------------------------------
Balance, June 30, 1998                        2,450,000          245      7,451,500            745         402,568        53,332

Adjustment - exchange of stock
  and recapitalization (Note 1)              (2,450,000)        (245)     8,075,000            808         499,437             -

Issuance of stock for debt (Note 6)                   -            -        597,500             59       1,194,941             -

Issuance of stock for acquisitions: (Note 2)
     PONY Express Delivery Services             848,808           85        600,000             60       3,259,673             -
     Fleet Delivery Service                           -            -      1,423,999            142       2,847,856             -
     Freight on Board                                 -            -         31,119              3          62,235

Sale of Common Stock (Note 6)                         -            -      1,325,500            133       2,139,245             -
Sale of Series A Preferred Stock (Note 6)     2,003,560          200              -              -       3,920,260             -
Foreign currency translation adjustment               -            -              -              -               -        70,245
Net loss                                              -            -              -              -               -             -
                                            -------------------------------------------------------------------------------------

Balance, June 30, 1999                        2,852,368        $ 285     19,504,618         $1,950     $14,326,215      $123,577
                                            ======================================================================================

                                              Accumulated
                                                Deficit
                                            --------------
Balance, July 1, 1996                          $(1,269,497)

Foreign currency adjustment                              -
Net loss                                           (39,668)
                                            --------------

Balance, June 30, 1997                          (1,309,165)

Sale of Common Stock (Note 6)                            -
Foreign currency translation adjustment                  -
Net income                                         166,050
                                            --------------

Balance, June 30, 1998                          (1,143,115)

Adjustment - exchange of stock
  and recapitalization (Note 1)

Issuance of stock for debt (Note 6)                      -

Issuance of stock for acquisitions: (Note 2)
     PONY Express Delivery Services
     Fleet Delivery Service
     Freight on Board

Sale of Common Stock (Note 6)                            -

Sale of Series A Preferred Stock (Note 6)                -

Foreign currency translation adjustment                  -

Net loss                                        (5,319,278)
                                            --------------

Balance, June 30, 1999                         $(6,462,393)
                                            ==============

                    See accompanying notes to consolidated financial statements.

                             SKYNET HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Years ended June 30,
                                                          -------------------------------------------------
                                                               1997             1998             1999
                                                          -------------------------------------------------
                                                          (Increase (decrease) in cash and cash equivalents)
Cash flows from operating activities
 Net income (loss)                                        $    (39,668)    $    166,050       $ (5,319,278)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                              294,646          237,022            323,530
    Loss from equity investee                                        -                -          1,598,210
 Changes in operating assets and liabilities, net of
    businesses acquired:
    Receivables                                               (657,974)       1,259,802            478,975
    Prepaid expenses and other assets                           (7,172)         (19,670)          (568,828)
    Accounts payable                                          (596,239)        (534,609)          (582,776)
    Accrued expenses and other liabilities                      21,918         (821,866)           777,052
                                                          ------------------------------------------------
 Net cash provided by (used in) operating activities          (984,489)         286,729         (3,293,115)
                                                          ------------------------------------------------

Cash flows from investing activities
 Purchase of property and equipment                           (315,827)        (244,212)          (363,212)
 Acquisition of businesses, net of cash                              -                -         (4,955,660)
 Other, primarily deferred costs                                     -                -           (383,315)
                                                          ------------------------------------------------
Net cash used in investing activities                         (315,827)        (244,212)        (5,702,187)
                                                          ------------------------------------------------

Cash flows from financing activities
 Proceeds from private placements of stock                           -          398,158          6,559,838
 Proceeds from issuance of short-term notes                          -          288,000          4,137,268
 Bank borrowings (repayments)                                1,466,422         (684,410)            88,340
 Debt repayments                                               (49,572)         (72,615)          (629,171)
                                                          ------------------------------------------------
 Net cash provided by (used in) financing activities         1,416,850          (70,867)        10,156,275
                                                          ------------------------------------------------

Effect of foreign currency translation adjustments              (4,107)          43,036             70,245
                                                          ------------------------------------------------
Net increase in cash and cash equivalents                      112,427           14,686          1,231,215
Cash and cash equivalents, beginning of period                 210,201          322,628            337,314
                                                          ------------------------------------------------

Cash and cash equivalents, end of period                  $    322,628     $    337,314       $  1,568,529
                                                          ================================================

         See accompanying notes to consolidated financial statements.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies

  The Company

  Skynet Holdings, Inc. (the "Company") was incorporated in Nevada on September 16, 1997. The Company was incorporated for the purpose of acquiring the outstanding shares of four companies whose businesses provide international express courier delivery and freight forwarding services for time sensitive documents and packages to customers throughout the world under the name SkyNet Express.

  On October 1, 1997, the acquisition described above was completed through an exchange of 2,800,000 shares of the Company's common stock and 1,400,000 shares of the Company's preferred stock for all shares of each of the companies acquired. The transaction was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interest, whereby the Company's consolidated financial statements have been restated to include the accounts and operations of the merged companies for all periods presented prior to the merger.

  The Company currently operates its SkyNet division (i) through company-owned courier facilities located in London, Bristol and Manchester, England, Los Angeles, San Francisco and Sacramento, California; Las Vegas and Reno, Nevada; Portland and Salem, Oregon; Seattle, Everett and Tacoma, Washington; Phoenix, Arizona; New York, New York, Sydney, Melbourne, Australia and Kuala Lumpur, Malaysia and (ii) through the "SkyNet Worldwide Express" network, a global alliance of independent express courier service companies that functions as a worldwide delivery network for its members.

  The Company's PONY subsidiary includes 90 stations in 22 states in the United States.

  Recapitalization

  EPL Resources (Delaware) Corp. ("EPLR") was organized December 15, 1994, under the laws of the State of Florida. EPLR had no operations and was considered a development stage company. EPLR was formed for the purpose of raising capital and acquiring a suitable business opportunity through a merger with, or acquisition of, a private business enterprise seeking to obtain the perceived benefits of being a publicly owned company. During September 1998, EPLR issued and sold an aggregate of 4,625,000 shares of Common Stock raising gross proceeds of $555,000.

  On October 14, 1998 EPLR acquired 100% of the outstanding capital stock of Skynet Holdings, Inc., a Nevada corporation ("Skynet Nevada"), in exchange for 9,901,500 shares of EPLR common stock. Concurrent with this transaction, EPLR reincorporated in the State of Delaware and changed its name to Skynet Holdings, Inc., ("Skynet Delaware").

  For accounting purposes, the acquisition of Skynet Nevada by Skynet Delaware has been treated as a reverse acquisition in substance equivalent to the issuance of stock for the net monetary assets of Skynet Delaware, accompanied by a recapitalization. The historical operating results reflected in the accompanying financial statements are those of Skynet Nevada as Skynet Delaware's operations prior to October 14, 1998 were nominal.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated.

  Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

  Concentration of Labor Risk

  Employees at certain of the Company's domestic locations are subject to collective bargaining agreements.

  Concentrations of Credit Risks

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic regions.

  Included in the Company's consolidated balance sheets at June 30, 1998 and 1999 are the net assets (liabilities) of the Company's United Kingdom subsidiary of approximately, $410,000 and $(359,000) and the Company's Australian subsidiary of approximately $212,000 and $405,000 for the same periods.

  Property and Equipment and Depreciation

  Furniture, fixtures, equipment and vehicles are recorded at cost and are being depreciated over estimated useful lives of 3 to 7 years using the straight-line method. Buildings are recorded at cost and are depreciated over estimated useful lives of 15 to 30 years using the straight-line method. Leasehold improvements are recorded at cost and are amortized over the lesser of the estimated useful lives of the property or the lease term using the straight-line method.

  Intangible Assets

  Goodwill represents the excess cost over the net assets of businesses acquired during fiscal 1999 (See Note 2) and is being amortized on a straight-line basis over 20 years. The Company periodically evaluates the recoverability of goodwill based on expectations of non-discounted cash flows and operating income for each entity having a material goodwill balance.

  The Company owns the rights to certain trademarks. These assets are being amortized on the straight-line method over 15 years.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", established guidelines regarding when impairment losses on long-lived assets, which include property and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

  Fair Value of Financial Instruments

  The Company has cash, accounts receivable and accounts payable for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of bank debt and long-term debt approximates fair value at June 30, 1998 and 1999 since this debt substantially bears interest at rates that approximate the lenders' "prime" rate". The fair value of the debt related to the reorganization of a subsidiary under bankruptcy cannot be estimated due to the court-mandated nature of the debt.

  Revenue Recognition

  Revenue for delivery of packages is recognized upon delivery. Revenue from the Company's SkyCom 2000 system, the Company's package tracking system, is billed monthly and is recorded when billed. Cost of sales primarily includes charges for linehaul, pick-up and delivery including driver's salaries and other related costs.

  Foreign Currency Translation

  Assets and liabilities of foreign subsidiaries are translated at the current exchange rate at the balance sheet date. Income and expenses are translated at the average exchange rate in effect during the year. Resulting translation adjustments are accumulated as a separate component of stockholders' equity.

  Realized gains and losses related to other foreign currency transactions are reported as income or expense in the current year. Such gains or losses were not material for the years ended June 30, 1997, 1998 and 1999.

  Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." ("SFAS No. 109"). SFAS No. 109 requires the use of the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

  Comprehensive Income

  The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". In accordance with SFAS 130, the Company displays its only component of comprehensive income, foreign currency translation adjustments, as a component of other comprehensive income.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies (Continued)

  Stock -Based Compensation

  In 1999, the Company adopted for footnote disclosure purposes, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

  New Accounting Pronouncements

  Statement of Financial Accounting Standards No. 131, "Disclosure about Segment of an Enterprise and Related Information" ("SFAS 131"), is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This standard was adopted during fiscal 1999 and resulted in expanded financial statement disclosure.

  Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 requires employers' disclosures about pension and other postretirement benefits plans. This standard was adopted during fiscal 1999 and resulted in expanded financial statement disclosure.

  Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect, if any, on its consolidated financial position or results of operations.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. - Summary of Significant Accounting Policies (Continued)

    Earnings (Loss) Per Share

    Basic earnings (loss) per share of common stock is computed by dividing net earnings (loss) by the weighted average number of common shares. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options that are freely exercisable into common stock at less than market exercise prices, the convertible debentures (after giving retroactive effect to the elimination of interest expense, net of tax) and convertible preferred stock. Dilutive securities are not included in the weighted average number of shares when the inclusion would increase the earnings per share or decrease the loss per share. During the year ended June 30, 1999, approximately 5,097,039 of warrant and options were not included in the dilutive earnings per computation as the effect of including them would be anti-dilutive.

                                                                            Years ended June 30,
                                                              ---------------------------------------------
                                                                   1997            1998             1999
                                                              ---------------------------------------------
Basic earnings (loss) per common share:
   Numerator
       Net earnings (loss) available to common shareholders   $    (39,668)     $  166,050     $ (5,319,278)
                                                              =============================================
  Denominator
      Weighted average common shares outstanding                 7,000,000       7,346,500       16,742,625
                                                              =============================================
  Per share amounts
      Basic earnings (loss) per share                         $      (0.01)           0.02     $      (0.32)
                                                              =============================================
Diluted earnings (loss) per common share:
   Numerator
      Net earnings (loss) available to common shareholders    $    (39,668)        166,050     $ (5,319,278)
                                                              =============================================
   Denominator
      Weighted average common shares outstanding                 7,000,000       7,346,500       16,742,625
      Effect of dilutive securities:
            Convertible preferred stock outstanding                      -       2,450,000                -
                                                              ---------------------------------------------
      Weighted average common shares and assumed
          conversions outstanding                                7,000,000       9,796,500       16,742,625
                                                              =============================================
Per share amounts
      Diluted earnings (loss) per share                       $      (0.01)     $     0.02     $      (0.32)
                                                              =============================================


Note 2. - Acquisitions

     Pony Express Delivery Services

     On June 17, 1999, the Company acquired all the outstanding shares of capital stock of Pony Express Delivery Services, Inc., a Delaware corporation, ("PONY"), a courier delivery service operating in 22 states in the USA with annual revenues of approximately $100 million. The purchase consideration ($3,722,000) included 600,000 shares of the Company's Common Stock and 848,808 shares of the Company's Series B Convertible Preferred Stock. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values. The results of the acquired business are included in the consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $14.8 million.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. - Acquisitions (Continued)

  Freight on Board

  On April 12, 1999, the Company completed the first tier of a scheduled two-tiered acquisition of Freight on Board International Limited, a corporation organized under the laws of the United Kingdom ("FOB"). At the initial closing, the Company purchased 51% of the issued and outstanding shares of FOB for cash in the amount of approximately $680,000; 31,119 shares of Common Stock; and a one (1) year cash earn-out payment in the amount of up to $144,000 based on quarterly revenues of FOB for the one year period following the closing. The Company purchased the remaining 49% during the first the week of July 1999 for approximately $570,000 plus 83,067 shares of the Company's Common Stock.

  In July 1999, the Company was informed that an administrative receiver was appointed for FOB's largest customer. The receivable from this customer as of June 30, 1999 amounted to approximately $1.25 million. As a result, FOB was unable to meet its own obligations and a liquidator was appointed and took control of FOB. Accordingly, the acquisition of FOB was accounted for under the equity method of accounting, since control of FOB was temporary and the Company fully reserved its investment in and advances to FOB in the amount of $1,598,210.

  Fleet Delivery Service

  On March 15, 1999, the Company acquired the operating assets of Nevada Fleet Management, Inc., a Nevada corporation, d.b.a. Fleet Delivery Service ("Fleet"), a courier delivery service operating in the states of Nevada, Arizona, California, Oregon and Washington. Total acquisition cost amounted to $2,948,000 by the Company issuing 1,423,999 shares of its Common Stock, plus approximately $100,000 in acquisition costs. The assets acquired include accounts receivable, delivery vehicles, equipment, refundable deposits, licenses, administrative material and equipment, records and documents, and all personal property used in the operation of the business. The acquisition was accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business included in the Company's consolidated financial statements from the closing date of the acquisition. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of approximately $1.8 million.

  The following unaudited pro-forma condensed consolidated financial data assume that the acquisitions of PONY and Fleet, as described above, occurred at the beginning of each fiscal year presented. This data has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                                                  June 30,
                                                                   ------------------------------------
                                                                          1998                1999
                                                                   ------------------------------------
Revenues                                                           $   153,649,656       $  165,601,239
Net loss                                                               (10,846,997)         (16,671,523)
Basic net loss per common share                                              (0.59)               (1.00)

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Property and Equipment

         Property and equipment consists of:

                                                                                 June 30,
                                                                   ----------------------------------
                                                                         1998               1999
                                                                   ----------------------------------
Leasehold improvements                                             $       193,494      $     210,069
Computer equipment and related software                                  1,162,905          2,712,353
Land and buildings                                                               -          3,420,000
Furniture, fixtures and equipment                                          668,709          1,913,587
Vehicles                                                                    67,723          1,704,366
                                                                   ----------------------------------
                                                                         2,092,831          9,960,375
Less accumulated depreciation and amortization                           1,388,535          1,666,014
                                                                   ----------------------------------
Property and equipment, net                                        $       704,296      $   8,294,361
                                                                   ==================================

Note 4.  Short-Term Debt

  Pony Debt

  In May and October 1998, PONY and its subsidiary entered into loan and security agreements (the "Agreements") with a financial institution which provide for borrowings up to $9 million under senior revolving credit facilities (the "Credit Facilities"), subject to certain borrowing limits, as defined in the Agreements. Amounts outstanding under the Credit Facilities mature May 28, 2002 and bear interest at the prime rate (8.0% at June 30, 1999) plus 1% with interest payable monthly. The Credit Facilities specify a commitment fee of .25% per annum to be applied to the unused portion of the Credit Facilities, payable monthly in arrears. As of June 30, 1999, $5,409,801 has been borrowed under the Credit Facilities.

  Borrowings under the Agreements are secured by substantially all of the Company's assets, whether tangible or intangible, now owned or in existence or hereafter acquired or arising. The Agreements set forth a number of covenants, which among other things limit the Company's ability to, without prior written consent, enter into a merger or any other consolidation transaction, acquire any assets except in the ordinary course of business, incur debt, incur liens, make investments, repurchase stock, or make dividend or other distributions. In consideration for the bank giving its consent to the acquisition of PONY, the Company entered into a guaranty agreement with the bank whereby the Company absolutely and unconditionally guaranteed to the bank the payment and performance of all now existing and hereafter arising obligations, liabilities and indebtedness to the bank.

  On September 29, 1999, the bank notified PONY that certain events of default were committed by PONY under the Agreements relating to failure to deposit all checks into the blocked bank account and failure to pay certain payroll taxes on a timely basis and accordingly, will charge interest at the default rate as permitted by the Agreements. On October 6, 1999, the bank notified PONY that the bank would forbear from enforcing its rights under the Agreements through December 4, 1999. The Bank subsequently agreed to extend its forbearance period to December 10, 1999. On December 8, 1999, PONY and its senior secured lender

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Short-Term Debt (Continued)

reached an agreement whereby the lender agreed to (i) continue to forbear from exercising any remedies available to it on account of the previously-declared defaults under its loan agreement with PONY until March 8, 2000, and (ii) waive all previously-declared defaults upon payment by PONY of $1,000,000 (the "Paydown"). The Paydown must be made by March 8, 1999. Until PONY makes the Paydown, PONY will be required to make periodic payments of a forbearance fee which could total $100,000 depending on when the Paydown is ultimately made. Once the Paydown is made, PONY will have no further liability for the forbearance fee. Also, upon the payment by PONY of the Paydown, the loan agreement will be amended to (x) reduce the credit line available to PONY under the loan agreement to $3,000,000; (y) reset the interest rate for loans and advances under the loan agreement to the prime rate of interest plus 3.0% per annum; and (z) revise the calculation of any early termination fee payable by PONY upon the early termination of the loan agreement to provide for the calculation of any such fee on the basis of the maximum loan facility under the loan agreement on the date of such termination.

  Short-Term Debt-Foreign

  A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate (5.0% at June 30, 1999) plus 2.25%. Borrowings under the agreement amounted to $782,012 and $870,352 at June 30, 1998 and 1999.

  Founders Loan

  On June 3, 1999, the Company completed a loan agreement, with Founders
Equity Group, Inc., in the amount of $3,000,000 that is due and payable October 1, 1999 unless extended (the "Founders Loan"). The Founders Loan bears interest at the rate of 10% per annum. The Founders Loan can be converted into 600,000 shares of the Company's common stock plus warrants to purchase 375,000 shares of common stock at an exercise price of $5.00 per share.

  The Company granted the Founders lenders three-year warrants to purchase 375,000 shares of the Company common stock at an exercise price of $5.00 per share. In conjunction with the placement of the financing, the Company paid a facilitation fee of $150,000 and three-year warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. As security for its repayment obligations under the Founders Loan, the Company granted a security interest on all of its assets, including without limitation, the assets of any current subsidiaries and any subsidiaries which are acquired subsequent to the completion of the financing, provided, however, that such interest is junior to the interests of certain other creditors of the Company.

  On November 3, 1999 the Company signed an amendment to the Founders Loan, which extended the due date to July 1, 2000, in consideration for the Company reducing the Founders Loan by $500,000. In addition, the Company has agreed to pay interest on the Founders Loan at the rate of 18% from October 1, 1999 and issue, as additional consideration, 150,000 shares of the Company's Common Stock. The Company also issued, to the placement agent, three-year warrants to purchase 300,000 shares of its Common Stock at an exercise price of $5.00 per share, subject to vesting based on repayment of the Founders Loan.

  The amended Founders Loan requires the Company to prepay $1,000,000 in the event the Company receives net proceeds of at least $5,000,000 from any debt transaction (other than refinancing of the Company's senior line of credit) or subsequent equity financings, and an additional $1,500,000 if the net proceeds from such financings is at least $6,000,000.

See Note 13 - Subsequent Events.

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.  Long-Term Debt

         Long-term debt consists of:

                                                                                    June 30,
                                                                       --------------------------------
                                                                            1998               1999
                                                                       --------------------------------
Promissory notes, payable in monthly installments
  with an interest rate of 18%, due June 2004                          $    350,000         $   200,000

Creditors debt, non-interest bearing debt, payable
  in annual installments, maturing June 2001                                100,000             100,000

Term note, payable in 60 monthly installments of
  $21,583 with interest at prime + 1%, maturing in 2001                           -           1,090,232

Internal Revenue Service debt, payable in sixty equal
  monthly principal and interest payments of $4,511
  with interest charged at 8.0%, due May 2001                               138,649                   -

California State Employment Development Department
  debt, payable in sixty equal monthly principal and
  interest payments of $3,402 with interest charged
  at 8.0%, due April 2001                                                   100,792                   -
                                                                       --------------------------------
                                                                            689,441           1,390,232
Amount due within one year                                                 (236,619)           (530,509)
                                                                       --------------------------------

Total long-term debt                                                   $    452,822         $   859,723
                                                                       ================================


     Annual maturities of long-term obligations as of June 30, 1999 are as follows:

Years ending June 30,                                                                          Amount
                                                                                             ----------
      2000                                                                                   $  530,509
      2001                                                                                      613,910
      2002                                                                                      144,085
      2003                                                                                       46,332
      2004                                                                                       55,396
                                                                                             ----------

                                                                                             $1,390,232
                                                                                             ==========

                             SKYNET HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Stockholders' Equity

     Common Stock

     During December 1997, the Company completed a private placement of 451,500 shares of its common stock at $1.14 per share. The Company received net proceeds of $398,158 after deducting offering costs of $119,132.

     On December 9, 1998, the Company signed a letter of intent with a Placement Agent for the purpose of offering (the "Offering") up to 2,000,000 shares of Common Stock, par value $.0001 per share (the "Shares"), at a purchase price of $2.00 per Share on a "best efforts, 1,000,000 Shares or none" basis. On February 19 and March 5, 1999, the Company conducted closings with respect to the Private Placement resulting in the issuance of an aggregate of 1,325,500 shares of Common Stock which generated net proceeds of approximately $2,139,000 (after offering costs of approximately $512,000).

     See Note 2 regarding shares of Common Stock issued to acquire PONY and Fleet.

     Convertible Preferred Stock

     During April 1999, the Company completed a private placement through the issuance of an aggregate of 500,890 Units consisting of an aggregate of 2,003,560 Series A Convertible Preferred Stock and warrants to purchase an aggregate of 500,890 shares of Common Stock at an exercise price of $5.00 per share which generated net proceeds (after offering costs of approximately $680,000) of approximately $3,920,000. The Series A Shares are convertible into 2,003,560 shares of Common Stock within two (2) years from the date of issuance. The Series A Convertible Preferred Stock can be converted in shares of Common Stock on a one share for one share basis.

     See Note 2 regarding shares of Series B Convertible Preferred Stock issued to acquire PONY.

     Debt Conversion

     During the year ended June 30, 1999, the Company received proceeds from short-term notes of $950,000. In addition, on October 14 and November 30, 1998, the Company received proceeds from short-term borrowings in the amount of $245,000 from a corporate officer. During the year ended June 30, 1999, outstanding indebtedness of $1,195,000, including accrued interest, was converted, by the holders, into 597,500 shares of the Company's common stock. Of these shares, 495,000 were issued to related parties.

     Stock Warrants

     The Company issued a total of 1,583,439 stock purchase warrants in connection with various financings during 1999. 132,549 were issued at $3.00 per share and expire in 2004, and 1,450,890 were issued at $5.00 per share and expire in 2002. At June 30, 1999, these warrants are exercisable to purchase 1,549,690 shares of the Company's common stock.

     Stock Awards Plan

     During November 1998, the Company adopted the 1998 Incentive Stock Option Plan (the "Plan") which permits the Company to grant options to purchase shares of the Company's Common Stock. The Plan covers an aggregate of shares equal to 10% of the Company's outstanding Common Stock (currently 1,947,350).

     During the year ended June 30, 1999, options to purchase 977,000 shares were granted at a weighted average exercise price of $3.53 per share, which was at or above fair market value at the date of grant. Of these grants, approximately 973,600 are outstanding as of June 30, 1999, of which approximately 310,000 are exercisable at $3.125. The number of shares of Common Stock available for granting future options as of June 30, 1999 under the 1998 Plan was 973,750.

     Non-Plan Options

     The Company has from time to time awarded stock options not covered under the 1998 Incentive Stock Option Plan. These options have terms varying from three to five years, are exercisable over periods up to 5 years, and have prices that approximated the fair value on the date granted.

     During the year ended June 30, 1999, 2,540,000 shares were granted as follows: 1,800,000 shares at $3.00 per share with vesting of 100,000 after one year; 1,500,000 shares after two years; 100,000 shares after three years and 100,000 shares after four years from date of grant. In addition, options to purchase 740,000 shares were issued in June 1999 at a weighted average exercise price of $7.82 per share. As of June 30, 1999, none of these options are exercisable.

     Information relating to stock warrants and options at June 30, 1999 summarized by exercise price is as follows.

                                              Outstanding                              Exercisable
                                           Weighted Average                         Weighted Average
                               ---------------------------------------    -------------------------------------

        Exercise Price                           Life        Exercise                             Exercise
           Per Share               Shares       (years)       Price           Shares                Price
----------------------------------------------------------------------    -------------------------------------
             $3.00                1,932,549          4.67        $3.00               -              $3.00
             $3.31                  927,600          9.50        $3.31         309,200              $3.31
             $5.00                1,500,890          3.00        $5.00       1,450,890              $5.00
             $6.50                  600,000          3.50        $6.50               -              $6.50
             $7.38                   11,000          9.75        $7.38               -              $7.38
             $7.75                   90,000          3.50        $7.75               -              $7.75
             $8.13                   35,000          9.75        $8.13               -              $8.13
                               ---------------------------------------    -------------------------------------

        $3.00 to $8.13            5,097,039       3 to 9.75      $4.05       1,760,090           $3.31 to $5.00
                               =======================================    =====================================

     All stock options and warrants issued to employees have an exercise price not less that the fair value of the Company's Common Stock on the date of grant. In accordance with accounting for the warrants and options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ending June 30, 1999. Had the compensation cost for stock based compensation been determined based on the fair value of the options and warrants at the grant dates consistent with SFAS 123, the Company's net income and earnings per share for the years ending June 30, 1999 would have been reduced to the proforma amounts presented below:

          Net loss - as reported                           $  (5,319,278)
          Net loss - proforma                                 (4,235,278)

          Net loss per share - as reported                 $       (0.32)
          Net loss per shares - proforma                           (0.25)

     The fair value of the warrants and options is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999: expected life of warrants and options of 3-10 years, expected volatility of 58.50%, risk free interest rates of 4.18%-5.7% and a 0% dividend yield.

Note 7. Income Taxes

     The income tax provision (benefit) in the consolidated statement of operations consists of the following components:

                                                                                 June 30,
                                                          ---------------------------------------------------
                                                                1997              1998                1999
                                                          ---------------------------------------------------
Current
     Federal                                              $           -      $           -      $           -
     State                                                            -                  -              8,770
     Foreign                                                    (85,600)           185,404            (99,154)
                                                          ---------------------------------------------------

Total                                                     $     (85,600)     $     185,404      $     (90,384)
                                                          ===================================================

  Deferred tax assets - net included in the consolidated balance sheets are as follows:

                                                                                    June 30,
                                                                    -------------------------------------
                                                                           1998                  1999
                                                                    -------------------------------------
Temporary differences resulting in future deductible amounts        $       184,842       $     1,685,199
Federal net operating loss carryforwards                                    459,407             1,526,197
State net operating loss carryforwards                                       83,802               100,049
                                                                    -------------------------------------

Deferred tax assets                                                         728,051             3,311,445
Deferred tax liability                                                       (6,198)              (18,246)
Valuation allowance                                                        (721,853)           (3,293,199)
                                                                    -------------------------------------

Deferred tax assets - net                                           $             -       $             -
                                                                    =====================================

     At June 30, 1999 and 1998, management provided a 100% valuation allowance against the net deferred tax asset due to the indeterminate nature of the Company's ability to realize this deferred asset.

     Reconciliation of the provisions for income taxes to the expected income tax based on the statutory rates are as follows:

                                                                                June 30,
                                                          -------------------------------------------------
                                                               1997             1998                1999
                                                          -------------------------------------------------
Provision (benefit) -  Federal statutory rate             $   (42,713)    $      119,494      $  (1,839,285)
Change in valuation allowance                                       -                  -          2,571,346
Increase (decrease) in income tax resulting from
     Foreign taxes                                            (42,887)            65,910           (822,445)
                                                          -------------------------------------------------

                                                          $   (85,600   ) $      185,404      $     (90,384)
                                                          =================================================

     At June 30, 1999, the Company has approximately $4.5 million of federal net operating loss carryovers (expiring through 2019) and approximately $1.7 million of state net operating loss carryovers (expiring through 2004) which may be available to reduce future taxable income. Section 382 of the Internal Revenue Code of 1986, as amended ("IRC") may reduce the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by the applicable IRC provisions.

     The Company believes that such changes may have occurred in 1999 and intends to analyze the impact of such transfers on the continued availability, for tax purposes, of the Company's net operating losses incurred through June 30, 1999. Future ownership changes, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

     Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which the Company's operations are conducted. There is no direct relationship between the Company's overall foreign income tax provision and foreign pre-tax book income due to the different methods of taxation used by countries throughout the world. There were no undistributed earnings of the Company's foreign subsidiaries as of June 30, 1999.

Note 8. Commitments and Contingencies

     The Company leases its facilities under noncancellable operating leases, which expire at various dates through July 2016. Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1999:

                                                                  Operating
                Year                                               Leases
                ----                                           -------------
                2000                                           $   2,555,259
                2001                                               1,731,543
                2002                                               1,212,441
                2003                                                 917,324
                2004                                                 538,464
                Thereafter                                         2,453,379
                                                               -------------

           Total minimum lease payments                        $   9,408,410
                                                               =============

     In October 1998, three executive officers signed employment agreements for periods ranging from one to three years and providing for aggregate annual compensation of approximately $500,000, plus benefits. In addition, five-year options to purchase an aggregate of 1,400,000 shares of restricted common stock at an exercise price of $3.00 per share were issued to two executive officers. Five-year options to purchase 400,000 shares of restricted common stock at an exercise price of $3.00 per share were issued to a principal stockholder. In April 1999, an executive officer of a foreign subsidiary signed an employment agreement for a period of three years providing for annual compensation of $240,000. In June 1999, three executive officers signed employment agreements for a periods ranging from one to two years providing for aggregate annual compensation of approximately $550,000, plus benefits. In addition, ten-year options to purchase 600,000 shares of restricted common stock at an exercise price of $6.50 per share and 35,000 shares of restricted common stock at an exercise price of $7.75 per share were issued to the two executive officers

     In March 1999, the Company signed an agreement for the development of a new computerized tracking information system. The contract provides for maintenance and development services for a period of five years at the rate of approximately $26,000 per month.

Note 9. - Supplemental Cash Flow Information

                                                                           June 30,
                                                        --------------------------------------------
                                                             1997           1998            1999
                                                        --------------------------------------------
Cash paid for interest                                  $    165,638    $   191,112    $     197,035
Cash paid for income taxes                                         -        230,487           88,256
Non-cash investing and financing activities:
   Issuance of stock related to acquisitions                       -              -        6,170,054
   Assumption of liabilities related to acquisitions               -              -       12,416,373
                                                        ============================================

     During the year ended June 30, 1999, the Company enhanced its liquidity through the repayment of an aggregate of $1,195,000 of outstanding indebtedness through the issuance of 597,500 shares of Common Stock.

Note 10. - Related Party Transactions

     During September 1997, a major shareholder loaned the Company $100,000 in the form of a non-interest bearing demand note. The note was repaid from proceeds in connection with the merger described in Note 1. During the year ended June 30, 1998 and 1999, the Company paid a major shareholder consulting fees amounting to $10,000 and $ 76,000.

See Note 13. - Subsequent Events

Note 11. - Geographic Information

     The Company operates in one principal industry segment: the delivery of time sensitive documents and packages. Net sales to customers are aggregated based on the geographic area in which the sales originate. A summary of the Company's geographic information is presented below:

                                        United            United
                                        States            Kingdom         Australia        Other            Total
                                      ------------------------------------------------------------------------------
Net sales to customers         1999   $13,017,877       $22,390,015       $5,506,507      $ 96,898       $41,011,297
                               1998     5,962,396        21,250,613        4,625,910             -        31,838,919
                               1997     7,597,883        24,079,365        4,474,515             -        36,151,763

Operating income (loss)        1999    (3,057,591)         (653,865)         382,859       (75,704)       (3,404,301)
                               1998      (384,849)          630,936          334,890             -           580,977
                               1997       107,664          (381,347)         244,176             -           (29,507)

Identifiable assets            1999    40,095,998         2,947,058        1,205,965       266,140        44,515,161
                               1998       882,250         5,066,925          936,640             -         6,885,815
                               1997       918,546         6,199,922          985,603             -         8,104,071

Note 12. - Valuation and Qualifying Accounts

                                  Balance at     Charged to                      Write-offs         Balance at
                                 beginning of     costs and      Acquired          against            end of
Description                         period        expenses       Companies         reserve            Period
                                 ------------------------------------------------------------------------------
Allowance for possible losses
      Year ended June 30,
             1999                   $  734,257       $516,557     $1,546,300        $   3,222        $2,800,336
             1998                    1,016,921        400,955              -         (683,619)          734,257
             1997                      999,506        329,841              -         (312,426)        1,016,921

Note 13. Subsequent Events

     On August 13, 1999, the Company completed a $1,000,000 short-term bridge financing (the "Bridge Loan"). The Bridge Loan will bear interest at 10% per annum and is due and payable on November 11, 1999. In addition, the Company issued 75,000 shares of its Common Stock in further consideration. In addition, the Company granted the placement agent the right to designate a nominee to the Board of Directors.

     During September and October 1999 the Company received approximately $2,200,000 in unsecured loans due on demand. The notes bear interest at 10% per annum. The Company paid financing fees of 5% of the amounts borrowed and issued 199,763 shares of Common Stock as additional consideration.

     On November 9, 1999, the Company completed a $9,000,000 private placement of convertible debt financing, which included the Bridge Loan, described above, due in January 2001 (the "Convertible Debt"). The Convertible Debt bears interest at 10% per annum. The Convertible Debt is convertible into shares of the Company's Common Stock at the conversion rate of $5.00 per share through December 20, 1999 and $1.00 per share thereafter until the debt is repaid or converted into Common Stock. The Company paid a placement fee of 5.0% to its financial advisor in the transaction and will be required to pay an additional placement fee of 3.0% if the Convertible Debt is converted into Common Stock. The Company also granted the right to the placement agent to nominate two additional members of the Company's Board of Directors.

     In addition, the Company issued 300,000 shares of its Common Stock and a warrant to purchase 500,000 shares of Common Stock at a price of $5.00 per share. The Debt is secured by a second priority interest in all of the Company's assets not previously secured. The net proceeds will be utilized for working capital purposes.