Form 10-Q
period 1999-09-30
SKYNET HOLDINGS INC
filed 1999-12-17
CIK 1051066

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


(Mark One)
     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---------
              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---------
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________  to __________

                       Commission file number  000-25229
                                               ---------


                             SKYNET HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                            65-1480559
     -------------------------------             ------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

               6165 Barfield Road, Suite 200, Atlanta, GA  30328
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (404) 847-3120


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X     No ____
                             -------

     As of December 13, 1999, the Registrant had issued and outstanding 20,224,857 shares of Common Stock, $.0001 par value per share.

================================================================================

                             SKYNET HOLDINGS, INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of
        June 30, 1999 and September 30, 1999                                3

     Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 1998 and 1999                      4

     Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended September  30, 1998 and 1999                     5

     Notes to Condensed Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1 - Financial Statements

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,              September 30,
                                                                   1999*                   1999
                                                            -----------------       -----------------
                                                                                         (Unaudited)
Assets
Current assets
 Cash and cash equivalents                                $       1,568,529       $         532,547
 Receivables, net                                                15,491,457              16,419,503
 Prepaid expenses and other                                       1,300,738               1,580,506
                                                          -----------------       -----------------
             Total current assets                                18,360,724              18,532,556

Property and equipment, net                                       8,294,361               6,603,781
Intangible and other assets, net                                 17,860,076              18,819,826
                                                          -----------------       -----------------

                                                          $      44,515,161       $      43,956,163
                                                          =================       =================

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                         $      16,994,751       $      17,225,312
 Short-term debt (Note 3)                                         9,280,153               9,914,722
 Other accrued liabilities                                        8,860,391               8,560,995
 Current portion of long-term debt                                  530,509                 387,347
                                                          -----------------       -----------------

          Total current liabilities                              35,665,804              36,088,376
                                                          -----------------       -----------------

Long-term debt, net of current portion                              859,723               1,821,541
                                                          -----------------       -----------------

Stockholders' Equity
 Convertible preferred stock, $.0001 par value,
    5,000,000 shares authorized; 2,852,368,
    shares issued and outstanding
    (liquidation preference $11,298,000)                                285                     285
 Common stock, $.0001 par value, 50,000,000 shares
  authorized; 19,504,618 and 19,774,857 shares issued and
  outstanding.                                                        1,950                   1,978
 Additional paid-in capital                                      14,326,215              14,777,078
 Foreign currency translation adjustment                            123,577                  29,738
 Accumulated deficit                                             (6,462,393)             (8,762,833)
                                                          -----------------       -----------------

          Total stockholders' equity                              7,989,634               6,046,246
                                                          -----------------       -----------------

                                                          $      44,515,161       $      43,956,163
                                                          =================       =================

* Derived from audited financial statements.

                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended
                                                      September 30,
                                         --------------------------------------
                                              1998                    1999
                                         --------------          --------------
Revenues                                 $    8,069,945          $   36,223,012
Cost of sales                                 5,042,712              27,259,252
                                         --------------          --------------
Gross profit                                  3,027,233               8,963,760
                                         --------------          --------------

Operating expenses
  Compensation                                1,863,960               3,008,596
  Occupancy costs                               134,551                 247,713
  Communication expense                         223,271                 316,917
  Other operating expenses                    1,116,944               6,881,609
                                         --------------          --------------

Total operating expenses                      3,338,726              10,454,835
                                         --------------          --------------

Loss from operations                           (311,493)             (1,491,075)

Other expense                                   (46,732)               (810,913)
                                         --------------          --------------

Loss before income taxes                       (358,225)             (2,301,988)

Income (taxes) benefit                           (3,080)                  1,548
                                         --------------          --------------

Net loss                                 $     (361,305)         $   (2,300,440)
                                         ==============          ==============


Basic loss per common share              $        (0.05)         $        (0.12)
                                         ==============          ==============

Diluted loss per common share            $        (0.05)         $        (0.12)
                                         ==============          ==============


Basic weighted average number
   of common shares outstanding               7,451,500              19,646,544
                                         ==============          ==============

Diluted weighted average number
   of common shares outstanding               7,451,500              19,646,544
                                         ==============          ==============


                    SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three months ended
                                                               September 30,
                                                      -------------------------------
                                                         1998                1999
                                                      (Increase (decrease) in cash and
                                                             cash equivalents)
                                                      --------------------------------
Cash flows from operating activities
Net loss                                               $  (361,305)        $(2,300,440)

Adjustments to reconcile net loss to
   net cash used in operating activities:

   Depreciation and amortization                            62,393             476,987

 Changes in operating assets and liabilities,
    net of business acquired:
     Receivables                                           600,371            (928,046)
     Prepaid expenses and other assets                    (325,348)           (279,768)
     Accounts payable                                   (1,423,431)            230,561
     Accrued expenses and other liabilities                414,877            (299,396)
                                                       -----------         -----------

 Net cash used in operating activities                  (1,032,443)         (3,100,102)
                                                       -----------         -----------

Cash flows from investing activities
 Purchase of property and equipment                        (91,575)           (278,734)
 Increase in intangibles and other                         (40,965)         (1,030,523)
 Proceeds from sale of land and building                         0           1,660,865
                                                       -----------         -----------

 Net cash provided by (used in) investing activities      (132,540)            351,608
                                                       -----------         -----------

Cash flows from financing activities
 Proceeds from issuance of notes                           950,538             818,656
 Bank borrowings                                           360,555           1,553,163
 Debt repayments                                          (237,077)           (918,594)
 Capital stock issued for financing cost                         0             353,126

 Net cash provided by financing activities               1,074,016           1,806,351
                                                       -----------         -----------

Effect of foreign currency
   translation adjustments                                 (60,704)            (93,839)
                                                       -----------         -----------

Net decrease in
    cash and cash equivalents                             (151,671)         (1,035,982)

Cash and cash equivalents,
    beginning of period                                    337,314           1,568,529
                                                       -----------         -----------

Cash and cash equivalents, end of period               $   185,644         $   532,547
                                                       ===========         ===========

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  General

     The consolidated financial statements include the accounts of Skynet Holdings, Inc. (the "Company") and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements were prepared on the accrual basis of accounting. In the opinion of management, all adjustments (consisting only of normal, recurring accruals) which are necessary for a fair presentation of the financial results for the periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1999.

     Statements included herein, which are not historical facts, are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, and which are described more fully under the caption "RISK FACTORS" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three months ended September 30, 1999 are not necessarily indicative of operations expected for the full year ending June 30, 2000.

Note 2.  Acquisitions

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

Note 3.  Short-Term Debt

     Pony Debt

     In May and October 1998, PONY and Courier Express, Inc., a subsidiary of PONY, respectively, entered into loan and security agreements (the "Credit Agreements") with NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division, predecessor in interest to Bank of America Commercial Finance Corporation, through its Commercial Funding Division ("Bank of America") which provide for borrowings up to $9 million under senior revolving credit facilities (the "Credit Facilities"), subject to certain borrowing limits, as defined in the Credit Agreements. Amounts outstanding under the Credit Facilities mature May 28, 2002 and bear interest at the prime rate (8.0% at June 30, 1999) plus 1% with interest payable monthly. The Credit Facilities specify a commitment fee of .25% per annum to be applied to the unused portion of the Credit Facilities, payable monthly in arrears. As of September 30, 1999, approximately $4.4 million was outstanding under the Credit Facilities.

     Borrowings under the Credit Agreements are secured by substantially all of PONY's and Courier Express' assets, whether tangible or intangible, now owned or in existence or hereafter acquired or arising. The Credit Agreements set forth a number of covenants, which among other things limit the Company's ability, without prior written consent, to enter into a merger or any other consolidation transaction, acquire any assets except in the ordinary course of business, incur debt, incur liens, make investments, repurchase stock, or make dividend or other distributions. In consideration for Bank of America giving its consent to the acquisition of PONY, (i) Fleet Acquisition Corp., Inc., a subsidiary of the Company, became a party to the Credit Agreements and pledged certain of its assets as additional collateral for the obligations under the Loan Agreement, and (ii) the Company entered into a guaranty agreement with Bank of America whereby the Company absolutely and unconditionally guarantees to Bank of America the payment and performance of all now existing and hereafter arising obligations, liabilities and indebtedness to Bank of America.

     On September 29, 1999, Bank of America notified PONY that certain events of default were committed by PONY under the Credit Agreements relating to failure to deposit all checks into the blocked bank account and failure to pay certain payroll taxes on a timely basis and accordingly, will charge interest at the default rate as permitted by the Agreements. On October 6, 1999, Bank of America notified PONY that the bank would not enforce its rights under the Agreements through December 4, 1999, which forbearance was subsequently extended to December 10, 1999. On December 8, 1999, PONY and Bank of America reached an agreement whereby the lender agreed to (i) continue to forbear from exercising any remedies available to it on account of the previously-declared defaults under the Credit Agreements until March 8, 2000, and (ii) waive all previously-declared defaults upon Bank of America's receipt of a payment by PONY of $1,000,000 (the "Paydown") on the amount outstanding under the Credit Agreements. The Paydown must be made by March 8, 1999. Until PONY makes the Paydown, PONY will be required to make periodic payments of a forbearance fee which could total $100,000 depending on when the Paydown is ultimately made. Once the Paydown is made, PONY will have no further liability for the forbearance fee. Also, upon the payment by PONY of the Paydown, the Credit Agreements will be amended to (x) reduce the credit line available to PONY to $3,000,000; (y) reset the interest rate for loans and advances under the Credit Agreements to the prime rate of interest plus 3.0% per annum; and (z) revise the calculation of any early termination fee payable by PONY upon the early termination of the Credit Agreements to provide for the calculation of any such fee on the basis of the maximum loan facility under the Credit Agreements on the date of such termination.

Short-Term Debt - Foreign

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate (5.25% at June 30, 1999) plus 2.25%. Borrowings under the agreement amounted to $870,352 and $1,096,865 at June 30, 1999 and September 30, 1999.

     On August 2, 1999, Pearlgold Pty. Ltd. (an entity affiliated with a director of the Company) loaned the Company $687,675 pursuant to the terms of unsecured promissory note from the Company. The loan bears interest at the rate of 10% per annum and is payable on demand. In conjunction with this loan, the Company issued to the Lender 49,013 shares of its Common Stock and paid a financing fee of $32,675.

     Founders Loan

     On June 3, 1999, the Company completed a loan agreement with Founders Equity Group, Inc. providing for a loan in the original principal amount of $3,000,000 that was originally due and payable on October 1, 1999 unless extended (the "Founders Loan"). The Founders Loan bears interest at the rate of

10% per annum. The Founders Loan can be converted into 600,000 shares of the Company's common stock plus warrants to purchase 375,000 shares of common stock at an exercise price of $5.00 per share.

     In conjunction with the Founders Loan, the Company issued to the lenders three-year warrants to purchase 375,000 shares of the Company common stock at an exercise price of $5.00 per share. In conjunction with the placement of the financing, the Company paid to a financial advisor a facilitation fee of $150,000 and three-year warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. As security for its repayment obligations under the Founders Loan, the Company granted a security interest on certain of its assets, including without limitation, the assets of any current subsidiaries and any subsidiaries which are acquired subsequent to the completion of the financing, provided, however, that such interest is junior to the interests of certain other creditors of the Company.

     On November 2, 1999 the Company entered into an amendment to the Founders Loan, the terms of which are described in Note 5 - Subsequent Events.

     Bridge Loan

     On August 13, 1999, the Company completed a $1,000,000 short-term bridge financing (the "Bridge Loan"). The Bridge Loan called for interest at 10% per annum and is due and payable on November 11, 1999. In conjunction with the Bridge Loan, the Company issued 75,000 shares of its Common Stock to the lender in further consideration for the extension of the Bridge Loan. See Note 5 "Subsequent Events - Additional Bridge Financing," regarding the refinancing of the Bridge Loan.

Note 4.  Shares Eligible For Resale

     A significant number of the 20,224,857 shares of the Company's common stock currently outstanding are subject to certain restrictions upon resale.

Note 5.  Subsequent  Events

     Amendment to Founders Loan

     On November 2, 1999, the Company and the lenders in the Founders Loan transaction described in Note 3 above entered into an amendment of the loan agreement primarily to extend the maturity date of the indebtedness to July 1, 2001. In addition, the Company agreed to pay interest on the Founders Loan at the rate of 18% from October 1, 1999 to November 2, 1999 and issue to the lenders, as additional consideration, 150,000 shares of the Company's Common Stock.

     In connection with the amendment to the Letter Agreement, the Company issued to the agent for the Lenders three-year warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $5.00 per share, subject to vesting provisions based on the repayment by the Company of the outstanding principal of and interest on the Founders Loan. Warrants to purchase 100,000 shares of Common Stock will vest in the event that on each of the following dates the Company has not made aggregate repayments of principal of (i) $500,000 on or before November 9, 1999, (ii) $1,500,000 on or before November 30, 1999 and (iii) $3,000,000 on or before December 15, 1999. As of the date of this report, the Company has repaid $500,000 of the Founders Loan. Because the Company had not made aggregate repayments to the Founders lenders of $1,500,000 by November 30, 1999, 100,000 of the warrants issued to the Founders lenders vested on December 1, 1999 and are exercisable in accordance with their terms. Because the Company had not made aggregate repayments to the Founders Lenders of $3,000,000 by December 15, 1999, an additional 100,000 of the warrants issued to the Founders lenders vested on December 16, and are exercisable in accordance with their terms.

     The amended Founders Loan requires the Company to prepay $1,000,000 in the event the Company receives net proceeds of at least $5,000,000 from any debt transaction (other than refinancing of the Company's senior line of credit) or subsequent equity financings, and an additional $1,500,000 if the net proceeds from such financings is at least $6,000,000.

     The Company also agreed in connection with the Founders Loan to register for resale the Common Stock into which the principal amount of the loan may be converted and the shares which are issuable upon the exercise of warrants granted to the Lenders. As a result of the amendment to loan agreement, the Company is now required to use its best efforts to have such a registration statement declared effective on or before January 17, 2000. If the registration statement has not been declared effective by such time, the lenders have the option to require the Company to (i) pay the Lenders $25,000 for each 30-day period during which the registration statement has not been declared effective, or (ii) issue to the lenders additional warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $5.00 per share.

     Additional Bridge Financing

     On November 9, 1999, the Company and Lancer Offshore, Inc., Lancer Partners, L.P. and Michael Lauer (collectively, the "Lancer Lenders") entered into a Loan Agreement pursuant to which the Company borrowed $9,000,000 (the "Lancer Loan"). The maturity date for the Lancer Loan is February 9, 2001 and interest is payable on the Lancer Loan at a rate of 10% per annum. The Lancer Loan may be prepaid at any time by the Company, and mandatory prepayments are required in the amount of 50% of the net proceeds realized by the Company from any debt or equity financing transaction completed after December 20, 1999. A portion of the Lancer Loan represents the refinancing of the Bridge Loan entered into on August 13, 1999.

     As security for the Company's repayment obligations under the Lancer Loan, the Company granted to the Lancer Lenders a third position security interest in all of PONY's assets.

     The Lancer Loan is convertible into Common Stock at any time prior to December 20, 1999 at a rate of $5.00 per share. On and after December 20, 1999, any outstanding principal amount of and interest on the Lancer Loan may be converted into common stock of the Company at a rate of $1.00 per share. See
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of the Convertibility of the Lancer Loan. In consideration for the Lancer Loan, the Company also issued to the Lancer Lenders 375,000 shares of common stock and five-year warrants to purchase 500,000 shares of common stock at $5.00 per share.

     The Company agreed to register for resale with the Securities and Exchange Commission the shares of stock issued to the Lancer Lenders at the closing, the common stock issuable upon the exercise of the warrants issued to the Lancer Lenders at closing and the shares of stock into which the Lancer Loan itself may be converted on the next registration statement on which the Company files. In connection with the funding of the Lancer Loan, the Company paid $450,000 to a financial advisor which assisted the Company in arranging for the financing and will be required to pay an additional placement fee of 3.0% of the principal amount of the portion of the Lancer Loan converted into Common Stock. The Company also granted to the placement agent the right to nominate two members of the Company's Board of Directors.

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

     The Company is a full service provider of international transportation delivery services operating primarily as an express courier for time sensitive documents and packages. These services are formulated on a customized basis to meet the special needs of a diverse international customer base. The Company provides these services through Company owned offices as well as through a global network of over 1,000 offices, which are independently owned and operated in over 100 countries.

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

Results of Operations

     Revenues. Revenues for the three months ended September 30, 1999 amounted to $36,223,012 compared to $8,069,945 for the three months ended September 30, 1998, an increase of $28,153,067. The increase in revenues primarily resulted from higher volume, including the mix of services selected by customers, and $27,604,821 resulting from the acquisition of Fleet and PONY, which occurred on March 15, 1999 and June 17, 1999 respectively.

     Cost of sales. Cost of sales for the three months ended September 30, 1999 amounted to $27,259,252 compared to $5,042,712 for the three months ended September 30, 1998. As a percentage of sales, such costs amounted to 75.3% for the three months ended September 30, 1999 compared to 62.5% for the corresponding period of the prior year. The increase for the three months ended September 30, 1999, resulted primarily from the acquisitions of Fleet and PONY and higher rates paid to other carriers.

     Operating Expenses. Compensation and compensation related costs increased from $1,863,960 to $3,008,596 or by 61.4 % for the three months ended September 30, 1999 compared to the corresponding period of the prior year. As a percentage of sales, compensation costs decreased to 8.3% as compared to 23.1% for the three months ended September 30, 1998. The decrease relates primarily to the reduction in the ratio of compensation of senior level management personnel to revenue increases resulting from the Fleet and PONY acquisitions.

     Occupancy costs increased to $ 247,713 for the three months ended September 30, 1999 compared to $134,551 for the same period during the prior year. Occupancy cost as a percentage of sales decreased to 0.7% for the three months ended September 30, 1999 as compared to 1.7% of sales for the three months ended September 30, 1998, primarily as a result of the consolidation of certain offices and the closing of selected facilities. Communication expense amounted to $316,917 during the three months ended September 30, 1999 as compared to $223,271 corresponding period of the prior year. The increase in communication expense was primarily due to the acquisition of Fleet Delivery Services and PONY.

     Other operating expenses for the three months ended September 30, 1999 amounted to $6,881,609 compared to $1,116,944 for the three months ended September 30, 1998. The increase for the three months ended September 30, 1999 was primarily due to the addition of Fleet and PONY.

Liquidity and Capital Resources

     Liquidity

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables generated from accounts in the United Kingdom, which are less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate plus 2.25% (5.0% at September 30, 1999). Borrowings under the agreement amounted to $870,352 at June 30, 1999 and $1,096,865 at September 30, 1999.

     Total cash and cash equivalents at September 30, 1999 amounted to $532,547. Net cash used in operating activities during the three months ended September 30, 1998 and 1999 amounted to $1,032,443 and $3,100,102. The increase during the three months ended September 30, 1999 primarily results from the increase in net loss for the period.

     Net cash used in investing activities during the three months ended September 30, 1998, amounted to $132,540 and resulted primarily from the acquisition of property and equipment. Net cash provided by investing activities during the three months ended September 30, 1999, amounted to $253,843 and resulted from the sale of land and building offset by and increase in intangibles during the three months ended September 30, 1999.

     Net cash provided by financing activities during the three months ended September 30, 1998 and 1999 amounted to $1,074,016 and $1,806,351. The increase during the three months ended September 30, 1999 resulted from net proceeds from short term borrowings of $2,371,819 partially offset by repayments of short and long-term debt of $918,594.

     At June 30, 1999 and September 30, 1999, management provided 100% valuation allowances amounting to approximately $722,000 against the net deferred tax asset represented by its net operating loss carry forwards due to the indeterminate nature of the Company's ability to realize this deferred asset
See Capital Resources below.

     As discussed earlier in this report, on November 9, 1999, the Company completed the Lancer Loan. The Lancer Loan has provided substantially all of the Company's recent liquidity and cash resources. The terms of the Lancer Loan provide that the principal of and interest on the loan is convertible into Common Stock at a rate of $5.00 per share at any time on or before December 20, 1999. If the Lancer Loan is not repaid by December 20, 1999, any outstanding principal of or interest on the loan is convertible into

Common Stock at a rate of $1.00 per share commencing December 21, 1999. If the full principal amount of the Lancer Loan remains outstanding on December 21, 1999, such loan would be convertible into 9,000,000 shares of Common Stock, which would represent approximately 30.8% of the Company's outstanding stock, resulting in significant dilution of the positions of the current holders of the Company's Common Stock.

     The Company is not currently, and does not expect to be, in a position to repay fully the Lancer Loan on or before December 20, 1999, and it is therefore likely that the Lancer Lenders will be able to convert the Lancer Loan to Common Stock at a rate of $1.00 per share as of December 21, 1999 should they wish to do so. A conversion of the Lancer Loan at $1.00 per share may result in adjustments to the conversion features of other convertible instruments previously issued by the Company, which adjustments could result in additional common stock being issued upon the exercise of such instruments and the possible further dilution of the positions of existing holders of Common Stock. The Company has also entered into an agreement limiting the Company's ability to issue Common Stock below specified per share prices without the prior written consent of the other party to the agreement. Issuing Common Stock to the Lancer Lenders at $1.00 per share would require the consent of the other party, the availability of which consent cannot be ascertained at this time.

     Capital Resources

     The Company anticipates that, during the next nine (9) months it will need to provide funding to PONY to cover working capital requirements, fund operating losses and reduce existing bank indebtedness. Based upon current estimates, the Company believes that it will be caused to advance between $2.5 and $7.5 million. The Company's present capital resources are not sufficient to meet these needs on a short-term or longer-term basis. Accordingly, the Company will be required to secure additional funding either through incurring indebtedness or through the sale of equity securities. If such additional funding cannot be obtained, the operations of the Company could be curtailed significantly.

     Management believes that, aside from the cash requirements of PONY described above, the Company's existing cash balances and capital resources will be sufficient to fund its operations during the next twelve months. The Company intends to pursue an aggressive acquisition strategy. This may involve acquiring target companies for cash, indebtedness, newly issued securities, or a combination thereof. The Company will likely require additional operating capital in order to finance any acquisitions that involve material cash components. In addition, the Company will likely require additional capital to finance the continued growth of the Company, to the extent its acquisition strategy is successful. The Company intends to investigate the availability of alternate bank or institutional financing sources to replace its current borrowing arrangements, although no assurance can be given that alternate financing sources will be available to the Company on acceptable terms. The Company may also seek additional funds from public or private offerings of debt or equity securities to the extent available to the Company.

     Included in the Company's consolidated balance sheets at June 30, 1999 and September 30, 1999 are the net assets of the Company's United Kingdom subsidiary of approximately $125,000, and $619,000 and the Company's Australian subsidiary of approximately $623,000 and $287,000 for the same periods.

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

Management believes that it has substantially completed all necessary systems application changes and believes that the Company's level of preparedness is appropriate.

                           PART II. OTHER INFORMATION

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

Item 2.  Changes in Securities

     On August 13, 1999, the Company completed a $1.0 million short-term bridge financing with a private lender. Pursuant to an engagement letter entered into by the Company in conjunction with the financing, the Company issued 75,000 shares of its Common Stock to the placement agent in the offering for its services in arranging for the financing.

     During the months of September and October 1999, the Company entered into agreements for approximately $1.56 million in unsecured loans payable to the Lender on short-term bases. In consideration for such loans, the Company paid to the lenders financing fees of 5.0% of the principal amount borrowed and issued to the lenders 75,750 shares of Common Stock.

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

                                            SKYNET HOLDINGS, INC.



Date:  December 16, 1999                    /s/ Byron Hogue
                                            ------------------------
                                            Byron Hogue
                                            Chief Executive Officer



Date: December 16, 1999                     /s/ William H. Bethell
                                            ------------------------
                                            William H. Bethell
                                            Chief Financial Officer