Form 10-Q/A
period 1999-09-30
SKYNET HOLDINGS INC
filed 2000-02-14
CIK 1051066

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q/A


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________  to ________

                      Commission file number    000-25229
                                                ---------


                             SKYNET HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


                    Delaware                            65-1480559
            -----------------------                  -----------------
           (State or Other Jurisdiction of           (I.R.S. Employer
           Incorporation or Organization)             Identification No.)

               6165 Barfield Road, Suite 200, Atlanta, GA  30328
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

                                Yes    X     No
                                     -----      -----

          As of December 13, 1999, the Registrant had issued and outstanding 20,224,857 shares of Common Stock, $.0001 par value per share.

================================================================================

                             SKYNET HOLDINGS, INC.

                              INDEX TO FORM 10-QA




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

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Three months ended
                                                                                    September 30,
                                                                      --------------------------------------
                                                                             1998                    1999
                                                                      --------------          --------------

Revenues                                                              $    8,069,945          $   36,223,012

Cost of sales                                                              5,042,712              27,259,252
                                                                      --------------          --------------

Gross profit                                                               3,027,233               8,963,760
                                                                      --------------          --------------

Operating expenses
  Compensation                                                             1,863,960               6,393,327
  Occupancy costs                                                            134,551               1,164,489
  Communication expense                                                      223,271                 713,828
  Other operating expenses                                                 1,116,944               2,183,191
                                                                      --------------          --------------

Total operating expenses                                                   3,338,726              10,454,835
                                                                      --------------          --------------

Loss from operations                                                        (311,493)             (1,491,075)

Other income (expense)
  Interest expense                                                           (58,283)               (271,004)
  Other income (expense)                                                      11,551                (539,909)
                                                                      --------------          --------------

Loss before income taxes                                                    (358,225)             (2,301,988)

Income (taxes) benefit                                                        (3,080)                  1,548
                                                                      --------------          --------------
Net loss                                                              $     (361,305)         $   (2,300,440)
                                                                      ==============          ==============


Basic loss per common share                                           $        (0.05)         $        (0.12 )
                                                                      ==============          ==============
Diluted loss per common share                                         $        (0.05)         $        (0.12 )
                                                                      ==============          ==============

Basic weighted average number
 of common shares outstanding                                              7,451,500              19,646,544
                                                                      ==============          ==============

Diluted weighted average number
 of common shares outstanding                                              7,451,500              19,646,544
                                                                      ==============          ==============


                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three months ended
                                                                                           September 30,
                                                                            ---------------------------------------
                                                                                   1998                    1999
                                                                               (Increase (decrease) in cash and
                                                                                        cash equivalents)
                                                                            ---------------------------------------
Cash flows from operating activities
 Net loss                                                                    $    (361,305)    $  (2,300,440)

 Adjustments to reconcile net loss to
  net cash used in operating activities:

  Depreciation and amortization                                                     62,393           476,987

 Changes in operating assets and liabilities,
  net of business acquired:
   Receivables                                                                     600,371          (928,046)
   Prepaid expenses and other assets                                              (325,348)         (279,768)
   Accounts payable                                                             (1,423,431)          230,561
   Accrued expenses and other liabilities                                          414,877          (299,396)
                                                                             -------------     -------------

 Net cash used in operating activities                                          (1,032,443)       (3,100,102)
                                                                             -------------     -------------

Cash flows from investing activities
Purchase of property and equipment                                                 (91,575)         (278,734)
Increase in intangibles and other                                                  (40,965)       (1,030,523)
Proceeds from sale of land and building                                                  0         1,660,865
                                                                             -------------     -------------

Net cash provided by (used in) investing activities                               (132,540)          351,608
                                                                             -------------     -------------

Cash flows from financing activities
Proceeds from issuance of notes                                                    950,538           818,656
Bank borrowings                                                                    360,555         1,553,163
Debt repayments                                                                   (237,077)         (918,594)
Capital stock issued for financing cost                                                  0           353,126
                                                                             -------------     -------------
Net cash provided by financing activities                                        1,074,016         1,806,351
                                                                             -------------     -------------
Effect of foreign currency
  translation adjustments                                                          (60,704)          (93,839)
                                                                             -------------     -------------
Net decrease in
  cash and cash equivalents                                                       (151,671)       (1,035,982)

Cash and cash equivalents,
 beginning of period                                                               337,314         1,568,529
                                                                             -------------     -------------
Cash and cash equivalents, end of period                                     $     185,644     $     532,547
                                                                             =============     =============


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

     On August 2, 1999, Pearlgold Pty. Ltd. (an entity affiliated with a director of the Company) loaned the Company $687,650 pursuant to the terms of unsecured promissory note from the Company. The loan bears interest at the rate of 10% per annum and is payable on demand. In conjunction with this loan, the Company issued to the Lender 49,013 shares of its Common Stock and paid a financing fee of $32,675.

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

     Operating Expenses. Compensation and compensation related costs increased from $1,863,960 to $6,393,327 for the three months ended September 30, 1999 compared to the corresponding period of the prior year. As a percentage of sales, compensation costs decreased to 17.7% as compared to 23.1% for the three months ended September 30, 1998. The decrease relates primarily to the reduction in the ratio of compensation of senior level management personnel to revenue increases resulting from the Fleet and PONY acquisitions.

     Occupancy costs increased to $ 1,164,489 for the three months ended September 30, 1999 compared to $134,551 for the same period during the prior year. Occupancy cost as a percentage of sales decreased to 0.3% for the three months ended September 30, 1999 as compared to 1.7% of sales for the three months ended September 30, 1998, primarily as a result of the consolidation of certain offices and the closing of selected facilities. Communication expense amounted to $713,828 during the three months ended September 30, 1999 as compared to $223,271 corresponding period of the prior year. The increase in communication expense was primarily due to the acquisition of Fleet Delivery Services and PONY.

     Other operating expenses for the three months ended September 30, 1999 amounted to $2,183,191 compared to $1,116,944 for the three months ended September 30, 1998. The increase for the three months ended September 30, 1999 was primarily due to the addition of Fleet and PONY.

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

Item 3.  Defaults Upon Senior Securities.

     As discussed in Note 3 to the financial statements included earlier in this report, on September 29, 1999, Bank of America notified PONY that certain events of default had occurred under the Credit Agreements between PONY, Courier Express, Fleet and Bank of America. On October 6, 1999, Bank of America advised PONY that it would not currently exercise remedies available to it under the Credit Agreements with respect to such defaults, and on December 8, 1999, PONY and Bank of America reached an agreement whereby Bank of America agreed not to exercise its remedies under the Credit Agreements before March 8, 2000. See note 3 of the financial statements for a further discussion of this issue.

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

                                         SKYNET HOLDINGS, INC.



Date:  February 12, 2000                 /s/ Byron Hogue
                                         ----------------------------
                                             Byron Hogue
                                             Chief Executive Officer



Date:  February 12, 2000                 /s/ William H. Bethell
                                         ----------------------------
                                             William H. Bethell
                                             Chief Financial Officer