Form 10-Q
period 1999-12-31
SKYNET HOLDINGS INC
filed 2000-02-15
CIK 1051066

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

                  For the quarterly period ended December 31, 1999

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________  to

                      Commission file number 000-25229
                                             ---------


                             SKYNET HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                            65-1480559
     -------------------------------                  ---------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

               6165 Barfield Road, Suite 200, Atlanta, GA  30328
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

          As of January 31, 2000, the Registrant had issued and outstanding 20,636,190 shares of Common Stock, $.0001 par value per share.

================================================================================

                             SKYNET HOLDINGS, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets as of
   June 30, 1999 and December 31, 1999                                  3

  Condensed Consolidated Statements of Operations for the
   Three Months Ended December 31, 1998 and 1999                        4

  Condensed Consolidated Statements of Operations for the
   Six Months Ended December 31, 1998 and 1999                          5

  Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended December 31, 1998 and 1999                          6

  Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk   13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults Upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             15

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------
Item 1 - Financial Statements

                               SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,              December 31,
                                                                             1999                    1999
                                                                          -----------            ------------
                                                                                                (Unaudited)
Assets
Current assets
 Cash and cash equivalents                                              $   1,568,529            $    883,253
 Receivables, net                                                          15,491,457              18,830,723
 Prepaid expenses and other                                                 1,300,738               1,777,325
                                                                        -------------            ------------
             Total current assets                                          18,360,724              21,491,301

Property and equipment, net                                                 8,294,361               6,615,173
Intangible and other assets, net                                           17,860,076              19,755,012
                                                                        -------------            ------------
                                                                        $  44,515,161            $ 47,861,486
                                                                        =============            ============

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                                       $  16,994,751          $   19,606,398
 Short-term debt (Note 2)                                                   9,280,153              10,507,072
 Other accrued liabilities                                                  8,860,391               6,543,338
 Current portion of long-term debt                                            530,509                 390,273
                                                                        -------------            ------------
          Total current liabilities                                        35,665,804              37,047,081
                                                                        -------------            ------------
Long-term debt, net of current portion (Note 3)                               859,723               9,823,481
                                                                        -------------            ------------

Stockholders' Equity
 Convertible preferred stock, $.0001 par value,
    5,000,000 shares authorized; 2,852,368,
    shares issued and outstanding
    (liquidation preference $11,298,000)                                          285                     285
 Common stock, $.0001 par value, 50,000,000 shares
  authorized; 19,504,618 and 20,261,190 shares issued and
  outstanding.                                                                  1,950                   2,026


 Additional paid-in capital                                                14,326,215              15,871,582
 Foreign currency translation adjustment                                      123,577                  43,575
 Accumulated deficit                                                       (6,462,393)            (14,926,544)
                                                                        -------------            ------------
          Total stockholders' equity                                        7,989,634                 990,924
                                                                        -------------            ------------

                                                                        $  44,515,161            $ 47,861,486
                                                                        =============            ============

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Three months ended
                                                                                       December 31,
                                                                           ----------------------------------
                                                                             1998                      1999
                                                                           ---------                 --------
Revenues                                                                 $ 8,877,144             $ 35,352,317

Cost of sales                                                              5,059,102               29,010,419
                                                                         -----------             ------------

Gross profit                                                               3,818,042                6,341,898
                                                                         -----------             ------------

Operating expenses
  Compensation                                                             2,134,624                4,320,959
  Occupancy costs                                                            142,605                  905,043
  Communication expense                                                      152,399                  601,286
  Other operating expenses                                                 1,423,471                4,011,159
                                                                         -----------             ------------

Total operating expenses                                                   3,853,099                9,838,447
                                                                         -----------             ------------

Loss from operations                                                         (35,057)              (3,496,549)

Other expense
   Interest expense                                                         (104,616)              (1,873,579)
   Other                                                                    (257,274)                (786,845)
                                                                         -----------             ------------

Loss before income taxes                                                    (396,947)              (6,156,973)

Income tax expense                                                            (3,220)                  (6,738)
                                                                         -----------             ------------

Net loss                                                                 $  (400,167)            $ (6,163,711)
                                                                         ===========             ============

Basic loss per common share                                              $     (0.03)            $      (0.31)
                                                                         ===========             ============

Diluted loss per common share                                            $     (0.03)            $      (0.31)
                                                                         ===========             ============


Basic weighted average number
   of common shares outstanding                                           11,849,287               20,030,913
                                                                         ===========             ============

Diluted weighted average number
   of common shares outstanding                                           11,849,287               20,030,913
                                                                         ===========             ============

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                  Six  months ended
                                                                                     December 31,
                                                                         -----------------------------------
                                                                            1998                    1999
                                                                        ------------            ------------
Revenues                                                                $ 16,947,089            $ 71,575,329

Cost of sales                                                             10,101,814              56,269,671
                                                                        ------------            ------------

Gross profit                                                               6,845,275              15,305,658
                                                                        ------------            ------------

Operating expenses
  Compensation                                                             3,998,583              10,714,286
  Occupancy costs                                                            277,156               2,069,532
  Communication expense                                                      375,670               1,315,114
  Other operating expenses                                                 2,540,416               6,194,350
                                                                        ------------            ------------

Total operating expenses                                                   7,191,825              20,293,282
                                                                        ------------            ------------

Loss from operations                                                        (346,550)             (4,987,624)

Other expense
     Interest expense                                                       (162,899)             (2,144,583)
     Other                                                                  (245,723)             (1,326,754)
                                                                        ------------            ------------

Loss before income taxes                                                    (755,172)             (8,458,961)

Income tax expense                                                            (6,300)                 (5,190)
                                                                        ------------            ------------

Net loss                                                                $   (761,472)           $ (8,464,151)
                                                                        ============            ============



Basic loss per common share                                             $      (0.06)           $      (0.42)
                                                                        ============            ============

Diluted loss per common share                                           $      (0.06)           $      (0.42)
                                                                        ============            ============


Basic weighted average number
   of common shares outstanding                                           13,410,368              20,261,190
                                                                        ============            ============

Diluted weighted average number
   of common shares outstanding                                           13,410,368              20,261,190
                                                                        ============            ============

                     SKYNET HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six  months ended
                                                                                            December 31,
                                                                            ----------------------------------------
                                                                                   1998                     1999

                                                                               (Increase (decrease) in cash and
                                                                                    cash equivalents)
                                                                            ----------------------------------------
Cash flows from operating activities
 Net loss                                                                      $   (761,472)            $ (8,464,151)

 Adjustments to reconcile net loss to
   net cash used in operating activities:

    Depreciation and amortization                                                    53,182                1,546,632

 Changes in operating assets and liabilities:
     Receivables                                                                   (474,211)              (3,339,266)
     Prepaid expenses and other assets                                             (293,153)                (476,588)
     Accounts payable                                                            (1,317,139)               2,611,647
     Accrued expenses and other liabilities                                       1,237,776               (2,317,052)
                                                                               ------------             ------------
 Net cash used in operating activities                                           (1,555,017)             (10,438,778)
                                                                               ------------             ------------

Cash flows from investing activities
 Purchase of property and equipment                                                (107,777)                (899,475)
 Increase in intangibles and other                                                 (145,492)                (978,327)
 Proceeds from sale of land and building                                                  -                1,660,865
                                                                               ------------             ------------

 Net cash used in investing activities                                             (253,269)                (216,937)
                                                                               ------------             ------------
Cash flows from financing activities
 Proceeds from issuance of notes                                                  1,195,538               10,214,405
 Bank borrowings                                                                    286,678                  336,036
 Debt repayments                                                                   (486,538)                (500,000)
 Proceeds from issuance of common stock                                             500,000
                                                                               ------------             ------------
 Net cash provided by financing activities                                        1,495,678               10,050,441
                                                                               ------------             ------------
Effect of foreign currency
   translation adjustments                                                           53,749                  (80,002)
                                                                               ------------             ------------
Net decrease in
    cash and cash equivalents                                                      (258,859)                (685,276)

Cash and cash equivalents,
    beginning of period                                                             337,314                1,568,529
                                                                               ------------             ------------
Cash and cash equivalents, end of period                                       $     78,455             $    883,253
                                                                               ============             ============

Non-cash financing activities:
 Issuance of common stock for financing costs                                  $          -             $  1,545,443
                                                                               ============             ============

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

     Statements included herein, which are not historical facts, are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements is a variety of risks and other factors, both known and unknown, and which are described more fully under the caption "RISK FACTORS" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, and which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the six months ended December 31, 1999 are not necessarily indicative of operations expected for the full year ending June 30, 2000.

Note 2. Short-Term Debt

     PONY

     In May and October 1998, Pony Express Delivery Services, Inc. ("PONY") and Courier Express, Inc., a subsidiary of PONY, respectively, entered into loan and security agreements (the "Credit Agreements") with NationsCredit Commercial Corporation through its NationsCredit Commercial Funding Division, predecessor in interest to Bank of America Commercial Finance Corporation, through its Commercial Funding Division ("Bank of America") which provides for borrowings up to $9 million under senior revolving credit facilities (the "Credit Facilities"), subject to certain borrowing limits, as defined in the Credit Agreements. Amounts outstanding under the Credit Facilities mature May 28, 2002 and bear interest at the prime rate (8.5% at December 31, 1999) plus 1% with interest payable monthly. The Credit Facilities specify a commitment fee of .25% per annum to be applied to the unused portion of the Credit Facilities, payable monthly in arrears. As of December 31, 1999, approximately $5.6 million was outstanding under the Credit Facilities.

     Borrowings under the Credit Agreements are secured by substantially all of PONY's and Courier Express' assets, whether tangible or intangible, now owned or in existence or hereafter acquired or arising. The Credit Agreements set forth a number of covenants, which among other things limit the Company's ability, without prior written consent, to enter into a merger or any other consolidation transaction, acquire any assets except in the ordinary course of business, incur debt, incur liens, make investments, repurchase stock, or make dividend or other distributions. In consideration for Bank of America giving its consent to the acquisition of PONY, (i) Fleet Acquisition Corp., Inc. ("Fleet"), a subsidiary of the Company, became a party to the Credit Agreements and pledged certain of its assets as additional collateral for the obligations under the Loan Agreement, and (ii) the Company entered into a guaranty agreement with Bank of America whereby the Company absolutely and unconditionally guarantees to Bank of America the payment and performance of all now existing and hereafter arising obligations, liabilities and indebtedness to Bank of America.

     On September 29, 1999, Bank of America notified PONY that certain events of default were committed by PONY under the Credit Agreements relating to failure to deposit all checks into the blocked bank accounts and failure to pay certain payroll taxes on a timely basis and accordingly, began charging interest at the default rate as permitted by the Agreements. On October 6, 1999, Bank of America notified PONY that the bank would not enforce its rights under the Agreements through December 4, 1999, which forbearance was subsequently extended to December 10, 1999. On December 8, 1999, PONY and Bank of America reached an agreement whereby the lender agreed to (i) continue to forbear from exercising any remedies available to it on account of the previously-declared defaults under the Credit Agreements until March 8, 2000, and (ii) waive all previously-declared defaults upon Bank of America's receipt of a payment by PONY of $1,000,000 (the "Paydown") on the amount outstanding under the Credit Agreements. The Paydown must be made by March 8, 2000. Until PONY makes the Paydown, PONY will be required to make periodic payments of a forbearance fee, which could total $100,000 depending on when the Paydown is ultimately made. Once the Paydown is made, PONY will have no further liability for the forbearance fee. Also, upon the payment by PONY of the Paydown, the Credit Agreements will be amended to (x) reduce the credit line available to PONY to $3,000,000; (y) reset the interest rate for loans and advances under the Credit Agreements to the prime rate of interest plus 3.0% per annum; and (z) revise the calculation of any early termination fee payable by PONY upon the early termination of the Credit Agreements to provide for the calculation of any such fee on the basis of the maximum loan facility under the Credit Agreements on the date of such termination. If the Paydown is not made by the Company the lender has the right to apply all funds received in the blocked bank accounts to the outstanding debt.

     Foreign

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate (5.5 % at December 31, 1999) plus 2.25%. Borrowings under the agreement amounted to $870,352 and $1,042,000 at June 30, 1999 and December 31, 1999,
respectively.

     Related Party

     On August 2, 1999, Pearlgold Pty. Ltd. (an entity affiliated with a director of the Company) loaned the Company $687,650 pursuant to the terms of unsecured promissory note from the Company. The loan bears interest at the rate of 10% per annum and is payable on demand. In conjunction with this loan, the Company agreed to issue to the Lender 49,013 shares of its Common Stock and paid a financing fee of $32,675.

     Founders Loan

     On June 3, 1999, the Company completed a loan agreement with Founders Equity Group, Inc., as agent for several private lenders (the "Lenders") providing for a loan in the original principal amount of $3,000,000 that was originally due and payable on October 1, 1999 unless extended (the "Founders Loan"). The Founders Loan bears interest at the rate of 10% per annum. The Founders Loan can be converted into 600,000 shares of the Company's common stock plus warrants to purchase 300,000 shares of common stock at an exercise price of $5.00 per share.

     In conjunction with the Founders Loan, the Company issued to the Lenders three-year warrants to purchase 375,000 shares of the Company's common stock at an exercise price of $5.00 per share. In conjunction with the placement of the financing, the Company paid to a financial advisor a facilitation fee of $150,000 and three-year warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. As security for its repayment obligations under the Founders Loan, the Company granted a security interest on certain of its assets, including without limitation, the assets of any current subsidiaries and any subsidiaries which are acquired subsequent to the completion of the financing, provided, however, that such interest is subordinate to the interests of certain other creditors of the Company.

     On November 2, 1999, the Company and the Lenders in the Founders Loan transaction described above entered into an amendment of the loan agreement primarily to extend the maturity date of the indebtedness to July 1, 2000. In addition, the Company agreed to pay interest on the Founders Loan at the rate of 18% from October 1, 1999 to July 1, 2000 and issue to the Lenders, as additional consideration, 150,000 shares of the Company's Common Stock.

     In connection with the amendment to the Letter Agreement, the Company agreed to issue three-year warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $5.00 per share, subject to vesting provisions based on the repayment by the Company of the outstanding principal of and interest on the Founders Loan. Warrants to purchase 100,000 shares of Common Stock were to vest in the event that on each of the following dates the Company has not made aggregate repayments of principal of (i) $500,000 on or before November 9, 1999, (ii) $1,500,000 on or before November 30, 1999 and (iii) $3,000,000 on or before December 15, 1999. As of the date of this report, the Company has repaid $500,000 of the Founders Loan. Because the Company had not made aggregate repayments to the Founders Lenders of $3,000,000 by December 15, 1999, a total of 200,000 of the warrants vested on December 16, 1999, and are exercisable currently in accordance with their terms.

     The amended Founders Loan requires the Company to prepay $1,000,000 in the event the Company receives net proceeds of at least $5,000,000 from any debt transaction (other than refinancing of the Company's senior line of credit) or subsequent equity financings, and an additional $1,500,000 if the net proceeds from such financings is at least $6,000,000.

     The Company also agreed in connection with the Founders Loan to register for resale the Common Stock into which the principal amount of the loan may be converted and the shares, which are issuable upon the exercise of warrants, granted to the Lenders. As a result of the amendment to loan agreement, the Company was required to use its best efforts to have such a registration statement declared effective on or before January 17, 2000. No registration statement with respect to such shares had been declared effective by January 17, 2000, and therefore the Lenders have the option to require the Company to (i) pay the Lenders $25,000 for each 30-day period during which the registration statement has not been declared effective, or (ii) issue to the Lenders additional warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $5.00 per share.

     Other Short-Term Loans

     During October, November and December 1999, the Company entered into several short-term loan agreements arranged by a financial advisor. The total amount of the loans as of December 31, 1999 is $1,060,000. Most of the notes matured during the month of December 1999, with one note in the amount of $100,000 maturing on January 2, 2000. The notes bear interest at 10% per year. In connection with the funding of the notes the Company paid $62,500 in fees and issued a total of 75,750 shares of its common stock as additional consideration.

     During the month of January 2000, the Company entered into several additional short-term (90-day) loan agreements also arranged by a financial advisor. The total amount of loans is $3,837,500 and bear interest at 10% per
year.   The Company received proceeds of $3,493,200 from such loans, net of cash financing fees of $187,500. In addition to the cash and capitalized financing fees the Company issued 300,000 shares of its common stock and 50,000 five year warrants to purchase the Company's common stock at a price of $7.75 per share as additional consideration.

Note 3.  Long -Term Debt

     Bridge Loan

     On August 13, 1999, the Company completed a $1,000,000 short-term bridge financing (the "Bridge Loan") with a private lender. The Bridge Loan called for interest at 10% per annum and was due and payable on November 11, 1999. The Bridge Loan was refinanced as part of the Lancer Loan transaction described below. In conjunction with the Bridge Loan, the Company issued 75,000 shares of its Common Stock to the lender in further consideration for the extension of the Bridge Loan.

     Lancer Loan

     On November 9, 1999, the Company and Lancer Offshore, Inc., Lancer Partners, L.P. and Michael Lauer (collectively, the "Lancer Lenders") entered into a Loan Agreement pursuant to which the Company borrowed $9,000,000 (the "Lancer Loan"). The maturity date for the Lancer Loan is February 9, 2001 and interest is payable on the Lancer Loan at a rate of 10% per annum. The Lancer Loan may be prepaid at any time by the Company, and mandatory prepayments are required in the amount of 50% of the net proceeds realized by the Company from any debt or equity financing transaction completed after December 20, 1999. A portion of the Lancer Loan refinanced the Bridge Loan entered into on August 13, 1999.

     As security for the Company's repayment obligations under the Lancer Loan, the Company granted to the Lancer Lenders a third position security interest in all of PONY's assets.

     On and after December 20, 1999, any outstanding principal amount of and interest on the Lancer Loan may be converted into common stock of the Company at a rate of $1.00 per share. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of the convertibility of the Lancer Loan. In consideration for the Lancer Loan, the Company also agreed to issue to the Lancer Lenders 300,000 shares of common stock and five-year warrants to purchase 500,000 shares of common stock at $5.00 per share. Subsequent to the funding of the Lancer Loan, the Company and a principal stockholder of the Company agreed that the stockholder would transfer 300,000 shares of the Company's common stock owned by the stockholder to the Lancer Lenders in partial satisfaction of the Company's obligation to issue an aggregate of 375,000 shares of Common Stock to the Lancer Lenders.

     The Company agreed to register for resale with the Securities and Exchange Commission the shares of stock issued to the Lancer Lenders at the closing, the common stock issuable upon the exercise of the warrants issued to the Lancer Lenders at closing and the shares of stock into which the Lancer Loan itself may be converted on the next registration statement on which the Company files. In connection with the funding of the Lancer Loan, the Company paid $450,000 to a financial advisor who assisted the Company in arranging the financing and will be required to pay an additional placement fee of 3.0% of the principal amount of the portion of the Lancer Loan converted into Common Stock. The Company also granted to the placement agent the right to nominate two members to the Company's Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Introduction

     Unless the context otherwise requires, the "Company" refers to Skynet Holdings, Inc. and its wholly owned subsidiaries.

     Forward Looking Statements

     The words "may," "will", "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this report are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

     The Company is a full service provider of international transportation delivery services operating primarily as an express courier for time sensitive documents and packages. These services are formulated on a customized basis to meet the special needs of a diverse international customer base. The Company provides these services through Company-owned offices as well as through a global network of over 1,000 offices, which are independently owned and operated in over 100 countries.

     During the six months ended December 31, 1999 and since that time through the date of this report, the Company has encountered significant cash shortages, resulting primarily from the Company's continued losses from operations. These frequent cash shortages have had significant negative effects on operations and have prevented the Company from pursuing its acquisition strategy. As a result, the Company has not been able to realize the benefits of consolidating its operations with those of other smaller regional courier companies it considered to be acquisition candidates in its overall acquisition strategy developed in late 1998 and 1999.

     The Company's cash resources may not be adequate to continue funding PONY's operating losses at historical levels for more than the short term. To date, the Company has been able to obtain short-term financing which has enabled it to continue without significant disruption in day-to-day operations. Management cannot predict whether such financing will continue to be available, and if such financing is not available within the short term, it is likely that the Company would have to consider reducing the scope of the Company's operations will be negatively affected.

     A significant factor in the Company's ability to raise necessary funds by issuing the Company's equity securities will be the price at which the Company's common stock trades in the public market from time to time. As noted more fully in the Company's Annual Report on Form 10-K for the period ended June 30, 1999, the historic public trading market for the Company's common stock has been fairly thin, with relatively few of the Company's shares being available for public trading. The required holding periods to which a significant number of shares of common stock issued in private transactions as "restricted securities" under the 1933 Act are subject have begun to expire, and the Company has entered into agreements with other holders of restricted securities which obligate the Company to register a significant number of restricted securities for public resale. A significant and sudden increase in the number of shares available for public trading could result in a reduction of the price at which the Company's common stock trades in the public markets. It is not possible at this time to quantify the effect on the public markets of this additional amount of publicly-tradable common stock, nor is it possible to predict what effect a resulting reduction in the public trading price will have on the Company's ability to raise capital through additional issuances of its common stock, although the Company expects it will be negatively affected in such an event.

     The Company continues to speak with prospective financing sources with a view to obtaining permanent long-term financing to replace the various short-term and intermediate-term financing arrangements it has been required to enter into. Again, while management is hopeful that permanent long-term financing can be put in place in the near future, no assurance can be given that any such financing will be available to the Company, either in the near-term or at all.


Results of Operations

     Revenues. Revenues for the three and six months ended December 31, 1999 amounted to $35,352,317 and $71,575,329 compared to $8,877,144 and $16,947,089 for the three and six months ended December 31, 1998, an increase of $26,475,173 and $54,628,240, respectively. The year to date increase in revenues of $53,640,537 resulted from the acquisitions of Fleet and PONY, which occurred on March 15, 1999 and June 17, 1999 respectively.

     Cost of sales. Cost of sales for the three and six months ended December 31, 1999 amounted to $29,010,419 and $56,269,671, respectively, compared to $5,059,102 and $10,101,814, respectively for the three and six months ended December 31, 1998. As a percentage of sales, such costs amounted to 82.1% and 78.6% for the three and six months ended December 31, 1999 compared to 62.5% and 59.6% for the corresponding periods of the prior year. The deterioration for the three and six months ended December 31, 1999, resulted primarily from integration issues relating to the acquisitions of Fleet and PONY and higher rates paid to other carriers acting as subcontractors for the Company.

     Operating expenses. Total Operating expenses for the three and six months ended December 31, 1999 amounted to $9,838,447 and $20,293,282, respectively, compared to $3,853,099 and $7,191,825, for the comparable periods for the prior year. The period to period increases in expenses are attributable to the addition of Fleet and PONY.

     Interest expense. Interest expense for the three and six months ended December 31, 1999 amounted to $1,873,579 and $2,144,583, respectively, compared to $104,616 and $162,899 for the comparable periods for the prior year. The increases in a large part are the result of the Company recognizing approximately $1.2 million in amortization expense related to loan costs incurred by the Company. The remainder results from the addition of Fleet and PONY.


Liquidity and Capital Resources

     As noted earlier, the Company's cash position during the six months ended December 31, 1999 and since that date has been severely constrained, primarily as a result of the Company's continuing and significant operating losses.

     Total cash and cash equivalents at December 31, 1998 and 1999 amounted to $78,455 and $883,253. The increase results primarily from the acquisition of PONY and Fleet and the additional financing received during the period.

     Net cash used in operating activities during the six months ended December 31, 1998 and 1999 amounted to $1,555,017 and $10,438,778. The increase during the six months ended December 31, 1999 primarily results from the acquisition of Fleet and PONY and the increase in net loss for the period.

     Net cash used in investing activities during the six months ended December 31, 1998 and 1999 amounted to $253,269 and $216,937. The increase results primarily from increases in deferred financing fees and the acquisition of Fleet and PONY.

     Net cash provided by financing activities during the six months ended December 31, 1998 and 1999, amounted to $1,495,678 and $10,050,441. The increase results from borrowing activities necessary to fund the operating losses sustained by the Company.

     At June 30, 1999 and December 31, 1999, management provided 100% valuation allowances amounting to approximately $722,000 against the net deferred tax asset represented by its net operating loss carry forwards due to the indeterminate nature of the Company's ability to realize this deferred asset.

     As discussed in the notes to the financial statements included earlier in this report, on November 9, 1999, the Company completed the Lancer Loan. The Lancer Loan has provided a significant portion of the Company's recent cash resources. The terms of the Lancer Loan provide that the principal of and interest on the loan is convertible into Common Stock at a rate of $5.00 per share at any time on or before December 20, 1999. Because the Lancer Loan was not repaid by December 20, 1999, any outstanding principal of or interest on the loan is now convertible into Common Stock at a rate of $1.00 per share commencing December 21, 1999. The full principal amount of the Lancer Loan was outstanding as of December 31, 1999 and remains outstanding as of the date of this report and is currently convertible into 9,000,000 shares of Common Stock, which, if converted would represent approximately 30.8% of the Company's outstanding stock, resulting in significant dilution of the positions of the current holders of the Company's Common Stock.

     The Company was not in a position to repay fully the Lancer Loan on or before December 20, 1999, therefore, as of December 21, 1999 the Lancer Lenders
are able to convert the Loans to Common Stock at a rate of $1.00 per share.   A
conversion of the Lancer Loan at $1.00 per share may result in adjustments to the conversion features of other convertible instruments previously issued by the Company, which adjustments could result in additional common stock being issued upon the exercise of such instruments and the possible further dilution of the positions of existing holders of Common Stock. The Company has also entered into an agreement limiting the Company's ability to issue Common Stock below specified per share prices without the prior written consent of the other party to the agreement. Issuing Common Stock to the Lancer Lenders at $1.00 per share would require the consent of the other party, the availability of which consent cannot be ascertained at this time. As of January 31, 2000 Lancer has not exercised its option to convert the outstanding loan balance and accrued interest into the Company's common stock.

     The Company anticipates that, during the next six (6) months it will need to provide funding to cover operating losses, working capital requirements and reduce existing bank and other indebtedness. Based upon current estimates, the Company believes that it will need between $6.9 and $13.8 million in advances. The Company's present capital resources are not sufficient to meet these needs on a short-term or longer-term basis. Accordingly, the Company will be required to secure additional funding, either through incurring additional indebtedness or through the sale of equity securities. If such additional funding cannot be obtained, the operations of the Company could be negatively affected.

     When its financial position permits it to do so, the Company intends to resume its previously developed acquisition strategy. This may involve acquiring target companies for cash, indebtedness, newly issued securities, or a combination thereof. The Company will likely require additional operating capital in order to finance any acquisitions that involve material cash components. In addition, the Company will likely require additional capital to finance the continued growth of the Company, to the extent its acquisition strategy is successful. The Company intends to investigate the availability of alternate bank or institutional financing sources to replace its current borrowing arrangements, although no assurance can be given that alternate-financing sources will be available to the Company on acceptable terms. The Company may also seek additional funds from public or private offerings of debt or equity securities to the extent available to the Company.

     A foreign subsidiary of the Company has a financing agreement with a bank in London. The agreement provides borrowing for the subsidiary based on 75% of customer receivables generated from accounts in the United Kingdom, which are less than 90 days old up to a maximum of $1,700,000. The subsidiary pays an administrative charge of .2% plus interest at the bank's base rate plus 2.25% (5.5% at December 31, 1999). Borrowings under the agreement amounted to $870,352 at June 30, 1999 and $1,042,000 at December 31, 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's market risk sensitive instruments do not subject it to material market risk exposures, except for such risks related to interest rate fluctuations and foreign currency exchange rates. The carrying value of bank debt and long-term debt approximates fair value at June 30, 1999 and December 31, 1999 since these notes substantially bear interest at floating rates based upon the lenders' "prime" rate.

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

     Included in the Company's consolidated balance sheets at June 30, 1999 and December 31, 1999 are the net assets of the Company's United Kingdom subsidiary of approximately $125,000 and $(55,000) and the Company's Australian subsidiary of approximately $623,000 and $(80,000) for the same periods.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company has become subject to various lawsuits, claims and other legal matters in the ordinary course of conducting its business. Other than as reported in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as of the date of this Report, management believes that there are no legal proceedings pending, the adverse resolution of which is expected to have a material adverse financial impact on the Company's consolidated financial position.

Item 2.  Changes in Securities

     During the months of September and October 1999, the Company entered into agreements for approximately $1.56 million in unsecured short-term loans payable to the Lenders. In consideration for such loans, the Company paid financing fees of 5.0% of the principal amount borrowed and issued 75,750 shares of its Common Stock to the lenders pursuant to exemption under section H(2) of the Securities Act of 1933 as amended ("The 1933 Act").

     On November 2, 1999, the Company entered into an amendment to the letter agreement related to the Founders Loan. In consideration for extending the due date of the loan to July 1, 2000, the Company agreed to several provisions, which are described in detail in Note 2 to the financial statements. The Company issued 150,000 shares of its common stock and, subject to certain vesting condition, 300,000 common stock warrants to the Lenders as financing fees. The warrants have an exercise period of three years and 200,000 of the warrants have an exercise price of $5.00 per share and became fully vested as of December 16, 1999. The remaining 100,000 warrants issued to the Lenders failed to vest and were cancelled by their terms.

     On November 9, 1999, the Company completed a $9.0 million financing agreement (the Lancer Loan) which is more fully described in Note 3 to the financial statements. As a portion of the financing fee payable to the Lenders, the Company issued to the Lenders warrants pursuant to an exemption under
Section 4(2) of the 1933 Act 500,000 five-year common stock purchase warrants exercisable at a price of $5.00 per share.

Item 3.  Defaults Upon Senior Securities.

     As discussed in Note 2 the financial statements included earlier in this report, on September 29, 1999, Bank of America notified PONY that certain events of default had occurred under the Credit Agreements between PONY, Courier Express, Fleet and Bank of America. On October 6, 1999, Bank of America advised PONY that it would not currently exercise remedies available to it under the Credit Agreements with respect to such defaults, and on December 8, 1999, PONY and Bank of America reached an agreement whereby Bank of America agreed not to exercise its remedies under the Credit Agreements before March 8, 2000. See note 2 of the financial statements for a further discussion of this issue.

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

                                        SKYNET HOLDINGS, INC.



Date:  February 14, 2000                /s/ Byron Hogue
                                        ---------------
                                            Byron Hogue
                                            Chief Executive Officer



Date:  February 14, 2000                /s/ William H. Bethell
                                        -----------------------
                                            William H. Bethell
                                            Chief Financial Officer